Form 10-Q
period 1996-03-31
CHIREX INC
filed 1996-05-15
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996     Commission File Number 0-27698

                                   CHIREX INC.
             (Exact Name of Registrant as Specified in Its Charter)



                 DELAWARE                                 04-3296309
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or Organization)



             65 WILLIAM STREET                              02181
         WELLESLEY, MASSACHUSETTS                        (Zip Code)
    (Address of Principal Executive
     Office)

                                  617-431-2200
              (Registrant's Telephone Number, Including Area Code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                             --   --

Number or shares outstanding of the issuer's classes of common stock as of April 30, 1996;

            Class                                             Number of Shares Outstanding
- - -------------------------------------                         ----------------------------
Common Stock, par value $.01 per share                                10,903,142


                                   CHIREX INC.



                                      INDEX

                                                                  PAGE NUMBER
                                                                  -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL INFORMATION

                    CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 AND DECEMBER 31, 1995              3

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
                    1996 AND 1995                                     4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE-MONTH PERIOD ENDED MARCH 31,
                    1996 AND 1995                                     5

                    NOTES TO CONSOLIDATED INTERIM FINANCIAL
                    STATEMENTS                                        6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8

PART II.  OTHER INFORMATION

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS                                          13

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                 13



SIGNATURE                                                            14


     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors that May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                        PART I - FINANCIAL INFORMATION

                                    ITEM 1
                             FINANCIAL STATEMENTS

                                                            CHIREX INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)

(in thousands)

                                                        March 31                  December 31
                                                          1996                       1995
                                                          ----                       ----
                 ASSETS

                                                        ChiRex Inc.       Crossco (157)   SepraChem
                                                                             Limited         Inc.
Current Assets:
        Cash and cash equivalents                       $  6,248           $ 7,845      $    0
        Trade and other receivables                       11,576             8,335         546
        Inventories                                       19,030            18,547         193
        Other current assets                                 903               366       1,646
                                                        --------           -------      ------

        Total current assets                              37,757            35,093       2,385

Property, plant and equipment, net                        58,509            44,868         307

Intangible assets, net                                    28,844                 0           0
                                                        --------           -------      ------

        Total Assets                                    $125,110           $79,961      $2,692
                                                        ========           =======      ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                $  7,128           $ 5,374     $     0
        Accrued expenses                                   3,764             7,881           0
        Income taxes payable                                 731               996           0
        Deferred income taxes                                500                 0           0
        Current portion of long-term debt                    650               660           0
                                                        --------           -------      ------

        Total current liabilities                         12,773            14,911           0

Long-term debt                                            10,825            40,304           0
Deferred income taxes                                      6,822             3,453           0
Deferred income                                            3,324             2,962           0
Accrued expenses                                           6,160             4,425           0
                                                        --------           -------      ------

        Total liabilities                                 39,904            66,055           0
                                                        --------           -------      ------

Cumulative redeemable preferred stock
  at redemption value                                          0            13,541           0

Stockholders' equity
        Common stock                                         108               173          80
        Additional paid-in capital                        97,623             1,560       5,064
        Retained earnings                                (12,525)           (1,201)     (2,452)
        Cumulative translation adjustment                      0              (167)          0
                                                        --------           -------      ------

        Total stockholders' equity                        85,206               365       2,692
                                                        --------           -------      ------

        Total liabilities and stockholders' equity      $125,110           $79,961      $2,692
                                                        ========           =======      ======



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE-MONTH PERIOD ENDED
                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

(in thousands, except per share amounts)

                                                            1996                     1995
                                                            ----                     ----

                                                                             Sterling
                                        Crossco (157) Limited   ChiRex Inc.  Organics    SepraChem
                                            pre-acquisition                  Limited       Inc.
Revenues:
        Product sales                          $15,212           $  7,276      $23,833     $275
        License fees and royalty income              0                323            0      141
                                               -------           --------      -------    -----

               Total revenues                  $15,212              7,599       23,833      416

Costs and expenses:
        Cost of goods sold                      13,545              6,031       21,014      272
        Research and development                   387                233          475      242
        Selling, general and administrative        443                415          442      726
        Write-off of in-process research and
          development                                0              5,790            0        0
        Compensation related to stock
          plans                                      0              5,286            0        0
                                               -------           --------      -------    -----

        Total operating expenses                14,375             17,755       21,931    1,240

Operating profit (loss)                            837            (10,156)       1,902     (824)

Other (income) expense:
        Interest expense - net                     690                 41            0        0
        Other - net                                 47                  2         (340)       0
                                               -------           --------      -------    -----

Income (loss) before income taxes                  100            (10,199)       2,242     (824)

Provision for income taxes                          33                398          733     (313)
                                               -------           --------      -------    -----

Net income (loss)                                   67            (10,597)       1,509     (511)
                                               -------           --------      -------    -----

Preferred and Series A stock dividends             216                  0            0        0

Net income (loss) to common stockholders       $  (149)          $(10,597)     $ 1,509    $(511)
                                               =======           ========      =======    =====

Net income (loss) per share:                                     $  (2.05)

Weighed average number of common
 and common equivalent shares outstanding                           5,158
Number of common shares outstanding
 at March 31, 1996                                                 10,903
Net income (loss) per common share
 outstanding at March 31, 1996                                   $  (0.97)

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE-MONTH PERIOD
                          ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

(in thousands)

                                                               1996                 1995
                                                               ----                 ----

                                                                           Sterling
                                                           ChiRex Inc.     Organics   SepraChem
                                                                            Limited      Inc.
Cash flows from operating activities:
  Net income (loss) to common stockholders                    $(10,597)     $ 1,512    $ (511)
  Add back: Depreciation & amortization                            443        2,132        37
            Goodwill                                                60            0         0
            Amortization of fixed asset uplift                      19            0         0
            Inventory uplift release                               275            0         0
            Write-off of in-process research
              and development                                    5,790            0         0
            Compensation related to stock plan                   5,286            0         0
Changes in assets and liabilities (net of acquisition
 of Crossco):
  Receivables                                                   (1,636)      (3,916)      (31)
  Inventories                                                      788          908        18
  Other current assets                                            (164)          16      (304)
  Accounts payable and accrued liabilities                         195        4,608         0
  Income taxes payable                                             241          735      (313)
  Other noncurrent assets and liabilities                           16          290         0
                                                              --------      -------    ------
        Net cash provided from operations                          716        6,285    (1,104)

Cash flows from investing activities:
  Capital expenditures                                            (261)      (3,189)        0
  Acquisition of Crossco (net of cash acquired)                (32,135)           0         0
                                                              --------      -------    ------
        Net cash (used in) investing activities                (32,396)      (3,189)        0

Cash flows from financing activities:
  Increase (decrease) in short-term debt                             0         (622)    1,104
  Long-term debt activity (including
   current portion):
        Borrowings                                              11,475            0         0
        Repayments                                            (53,598)            0         0
        Proceeds from the issuance of common stock              79,988            0         0
                                                              --------      -------    ------
        Net cash provided from financing activities             37,865            0     1,104

Effect of exchange rate changes on cash                             62            0         0

Net increase in cash                                             6,247        2,474         0

Cash at beginning of period                                          1            0         0
                                                              --------      -------    ------

Cash at end of period                                         $  6,248      $ 2,474    $    0
                                                              ========      =======    ======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                 CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.   Basis of presentation

     The accompanying interim consolidated financial statements are unaudited and have been prepared on a basis substantially consistent with audited financial statements.

     The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended March 31, 1996. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

     On March 11, 1996 the Company completed the sale of 6,675,000 shares of its Common Stock, $0.01 par value per share, pursuant to an underwritten public offering (the "Offering"). Immediately prior to the Offering, the share capital of Crossco (157) Limited ("Crossco"), a private company incorporated in England and Wales and the sole shareholder of Sterling Organics Limited ("Sterling Organics") was recapitalized. Concurrently with the closing of the Offering, the shareholders of Crossco contributed to the Company all of the outstanding newly recapitalized equity share capital of Crossco in exchange for Common Stock and promissory notes of the Company. As part of this contribution all loan stock of Crossco was exchanged for promissory notes in the Company. As a result of these transactions (the "Crossco Acquisition") the Company holds all of the outstanding share capital of Crossco, which in turn holds all the outstanding share capital of Sterling Organics. Certain shares held by the original shareholders of Crossco were redeemed by the Company concurrently with, and with the proceeds from, the Offering. In addition, concurrently with the Offering and in return for 3,489,301 shares of ChiRex Common Stock, Sepracor Inc. ("Sepracor") contributed SepraChem Inc. ("SepraChem") to the Company through a merger of a newly formed and wholly owned subsidiary of the Company with and into SepraChem.


     The acquisition of Crossco by the Company was accounted for using the Purchase Method of business combinations, and accordingly gave rise to goodwill to be amortized over 25 years. The calculation of goodwill after the fair valuation of assets is detailed below, along with the annual amortization charges to be incurred as a result. Inventory represents the adjustment to fair value of inventory held by Sterling Organics and will increase the charge to Cost of Goods Sold over the period that the inventory turns.

                                                                Charge     Balance
                                                                  to         at
                                  Acquisition    Annual        March 31,  March 31,
   (in thousands)                    Value     Amortization      1996      1996
                                  -----------  ------------    ---------  ---------

   Goodwill                         $28,904        $1,156       $   60   $28,844
   Purchase of in-process             5,325                      5,325
     research and development
   Inventory                          1,792                        275     1,517
   Deferred tax on inventory           (591)                       (91)     (500)
   Land                               1,146                                1,146
   Plant and equipment               14,237           574           31    14,206
     (depreciated at 7.5% annually,
      straight line)
   Deferred tax on plant and         (2,525)         (189)         (12)   (2,513)
     equipment                      -------        ------        -----   -------
                                    $48,288        $1,541       $5,588   $42,700
                                    =======        ======       ======   =======


The excess purchase price is computed as follows (in thousands of U.S. Dollars):
Aggregate purchase price (issuance of 3,739,206 shares of
        ChiRex Common Stock at $13.00 per share)                      $48,610

Net book value of Crossco (consolidated with Sterling Organics)
        at March 11, 1996                                                 322
                                                                      -------
Excess Purchase Price                                                 $48,288
                                                                      =======


Due to the recent completion of the above transactions and lack of historical information for comparison purposes, management regards the most meaningful presentation of the consolidated financial statements as follows:

The consolidated balance sheet for the interim period ending March 31, 1996 is shown with both the Crossco and SepraChem balance sheets for the period ending December 31, 1995.

The consolidated statements of operations for the interim period ending March 31, 1996 is shown with the consolidated statements of operations of Sterling Organics and SepraChem for the corresponding interim period of the previous year. In addition, and for completeness, the consolidated operating statement of Crossco for the period from January 1, 1996 to the time of acquisition is shown.

The consolidated statements of cash flows for the interim period ending March 31, 1996 is shown with the consolidated statements of cash flow for Sterling Organics and SepraChem for the corresponding interim period of the previous year.

Net loss per common share is computed based upon the weighted average number of common and common equivalent shares. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the effective date of the Offering have been included in the calculation as if they were outstanding for all periods prior to the Offering, using a price of $12.25 per share.

2.   Inventories

Inventories consist of the following

(in thousands)                          ChiRex Inc.     Crossco (157) Limited     SepraChem Inc.
                                      March 31, 1996      December 31, 1995     December 31, 1995
                                      --------------      -----------------     -----------------
Raw materials                            $ 1,560                $ 1,792               $ 46
Work in progress                           5,367                  5,024                  0
Finished goods                             8,913                  8,704                147
Stores and replacement parts               3,190                  3,027                  0
                                         -------                -------               ----

                                         $19,030                $18,547               $193
                                         =======                =======               ====

                                    ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

OVERVIEW

The company is a newly formed corporation that is a combination of Crossco (157) Limited (including subsidiary Sterling Organics Limited), a fine chemicals manufacturer, and SepraChem, a chiral chemistry business. The Company is undertaking a new business strategy designed to take advantage of this combination by leveraging its proprietary technology and manufacturing capabilities.

On March 11, 1996, ChiRex placed 6.675 million common shares in an Initial Public Offering and used the proceeds, among other things, to reduce outstanding debt by $25.4 million and to redeem the entire issue of $13.5 million 5% preferred stock.

ChiRex Inc. specializes in the development, manufacture and marketing of pharmaceutical fine chemicals and, through its joint venture, InNova Pharmaceuticals, formulated generic drugs. ChiRex currently produces over 50 pharmaceutical chemicals in its world-class cGMP manufacturing facilities and has a product development pipeline of more than 15 products using its patented ChiRedox process technologies.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and 1995.

Net income (loss) to common stockholders on a pro forma basis declined from $1.0 million for the first quarter of 1995 to ($10.7 million) for the first quarter of 1996 reflecting the effect of one-time write-offs. Excluding write-offs, the net income for the first quarter of 1996 is $600,000.

The operating results on a pro forma basis are shown in the following table:

                                              Three months ended March 31,
                                              ----------------------------

                                                      1996         1995
                                                      ----         ----

                                                       (in thousands)
Net Revenues                                         $27,811      $24,249

Operating Expenses:

  Cost of goods sold                                  19,576       21,286

  Research and development                               620          717

  Selling, general and administrative                    858        1,168

  Purchase of in-process research and development      5,790            0

  Compensation related to stock plans                  5,286            0
                                                     -------       ------
Total operating expenses                              32,130       23,171

Operating profit (loss)                               (9,319)       1,078

Other (income) expense:

        Interest expense--net                            731            0

        Other--net                                        49         (340)
                                                     -------       ------


                                              Three months ended March 31,
                                              ----------------------------

                                                      1996         1995
                                                      ----         ----

                                                        (in thousands)
Income (loss) before income taxes                 $(10,099)      $1,418

Provision for income taxes                             431          420

Net income (loss)                                  (10,530)         998

Preferred and Series A stock dividends                 216            0
                                                  --------       ------

Net income (loss) to common stockholders          $(10,746)      $  998
                                                  --------       ------


Revenues. Net revenues for the three months ended March 31, 1996 were $22.8 million, a reduction of 6% compared to the $24.2 million in the first quarter 1995. The decline in revenues reflects selected elimination of low-margin customer supply arrangements consistent with management's previously communicated plan.

Cost of Goods Sold. Cost of goods sold as a percentage of sales for the first quarter 1996 was 85.8%, a reduction from the 87.8% in the first quarter 1995. This was a result of the elimination of high-cost, low-margin products.

Research & Development Expenses. Research and development expenses were $620,000 for the first quarter 1996, a 13% decrease compared to the $717,000 for the first quarter 1995. The major reason for the decrease is the lower charge from Sepracor as the Company begins to conduct research and development in-house.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $798,000 in the first quarter 1996, a 32% decrease compared to the $1.2 million in the first quarter 1995. 1995 included legal expenses of $202,000 and a corporate allocation of $170,000 which were not repeated in 1996. The 1996 charge also includes goodwill amortization of $60,000 related to the recorded goodwill of $28.8 million to be amortized over twenty-five years.

Write-off of In-process Development. 1996 includes a one-time non-cash write-off of $5.8 million of which $5.3 million is for the purchase of in-process research and development representing Crossco's ongoing research and development projects which have not yet resulted in commercially viable products. $465,000 relates to research and development expenditure at SepraChem Canada which has also not yet resulted in commercially viable products.

Compensation Related to Stock Plans. The Company has recorded a non-cash, nonrecurring compensation charge of $5.3 million representing the aggregate difference between the $1.48 exercise price and the offering price of $13.00 per share of 458,821 stock options converted from SepraChem stock options on March 11, 1996.

Interest Expense. Interest expense of $731,000 in first quarter 1996 compared to $0 in first quarter 1995 is a result of interest paid on bank loans as well as interest on loan stock which was redeemed on March 11, 1996.

Other--net. Other--net of $149,000 in first quarter 1996 generally relates to loss on disposal of fixed assets, contractual arbitration costs and audit fees. The income of $340,000 in first quarter 1995 relates to one-time compensation from a customer for canceled contract.

Income Tax Expense. Income tax expense of $431,000 in the first quarter 1996 shows consistently an effective tax rate of 33% in the U.K. and 38% in the U.S. excluding the nonrecurring items compared to $420,000 for the first quarter 1995, also at 33% and 38%, respectively.

Preferred and Series A Stock Dividend. First quarter 1996 includes $127,000 related to dividend on 5% preference shares and $89,000 related to a 5% participating dividend on Series A shares. These shares were redeemed on March 11, 1996, and no future dividends will be paid on these shares.

Net Income (Loss) to Common Stockholders. As a result of factors described above, net income (loss) to common stockholders was ($10.7 million) loss for the first quarter 1996 as compared to $1.0 million for the first quarter 1995.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company is a newly formed combination of SepraChem Inc. ("SepraChem") and Sterling Organics Limited ("Sterling Organics") and, as such, has very little operating history as a combined entity. There can be no assurance that the integration of SepraChem and Sterling Organics can be accomplished successfully or on a timely basis or that the Company's business strategy can be successfully implemented.

     The Company's revenues are dependent upon the continuing operation of the Company's only manufacturing facility, located in Dudley, England. In addition, the Company has not yet manufactured any products at its Dudley facility using the proprietary technology of SepraChem. There can be no assurance that manufacturing problems will not arise as the Company begins manufacturing such products at the Dudley facility or that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's customers.

     The Company's largest customers account for a significant percentage of its revenues. In 1995, Sanofi S.A. and its subsidiaries ("Sanofi"), SmithKline Beecham PLC ("SmithKline Beecham") and Rohm and Haas Company accounted for 34%, 21% and 14%, respectively, of the Company's total pro forma revenues. The Company expects to continue to rely on a limited number of customers for a significant portion of its revenues. Also, many of the Company's supply agreements, including those with certain of its largest customers, are for a limited duration and will expire over the next few years, and certain supply arrangements are with sole source suppliers.

     InNova Pharmaceuticals SRL ("InNova"), a fifty percent owned joint venture, has a very limited operating history and has not yet manufactured paclitaxel or any other generic drug product. InNova expects to encounter intense competition in the generic drug market, including the paclitaxel market, and such competition could require price reductions or increased spending on research and development and marketing and sales, any of which could materially adversely affect the results of operations of InNova, or could render the products or technologies of InNova obsolete or noncompetitive.

     Acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the Company, representing approximately 34% of the Company's 1995 pro forma revenues. Substantially all of the acetaminophen sold by the Company is supplied under contracts with SmithKline Beecham and Sanofi that initially expire in 1998 and 2001, respectively. The Company is examining strategic alternatives with respect to its acetaminophen business, including the possible disposition of the business and alternative lower-cost raw materials sourcing.

     The successful implementation of the Company's business strategy will depend in large part on the commercial viability of new pharmaceutical products being developed by its customers, and the ability of such pharmaceutical companies to conduct clinical trials, obtain required regulatory approvals and successfully market such products. There can be no assurance that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, that products can be manufactured at acceptable cost and with appropriate quality or that any products, if approved, can be successfully marketed.

     The Company encounters, and expects to continue to encounter, intense competition in obtaining contracts for the sale of its products from major chemical and pharmaceutical companies (including a number of the Company's customers) that have substantially greater financial resources, technical skills and marketing experience than the Company. There can be no assurance that the Company will, in the future, be successful in obtaining customer contracts on commercially favorable terms, if at all.

     The Company is subject to laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products in both the United States and the United Kingdom. The Company may, in the future, be required to incur significant costs to comply with current and future environmental laws and regulations.

     The Company's research, development and clinical programs, as well as the operations of its third-party manufacturers and the marketing operations of its corporate partners, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. There can be no assurance that the

Company will be able to obtain all necessary permits or renew all existing permits, or that material changes in permit conditions will not be imposed.

     A substantial portion of the Company's operations are conducted outside the United States. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, trade barriers, political risks, hyperinflation and increases of trade or regulatory restrictions by foreign governments. Because a majority of the Company's current sales and operating expenses are denominated in Pounds Sterling, the Company's revenues, cash flows and earnings are directly and materially affected by fluctuations in the exchange rate between the Pound Sterling and the U.S. Dollar.

     The Company, through SepraChem, has entered into agreements and transactions with Sepracor Inc. ("Sepracor"), a holder of over 30% of the Company's common stock. The Company has acquired from Sepracor an exclusive, royalty-free perpetual right and license to use and practice certain technologies on a worldwide basis in a defined field. The Company has a contract to supply Sepracor with a single-isomer active ingredients used in all ICETM pharmaceuticals. However, in certain circumstances, Sepracor may buy those active ingredients from other sources or manufacture such products. Furthermore, Sepracor may terminate certain of its agreements, with the exception of licensing agreements, with the Company as early as six months following the date on which its ownership of the voting stock of the Company falls below 20%.

     Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's quarterly operating results may vary significantly, depending on factors such as the timing of substantial orders and new product introductions by the Company or its competitors. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The net cash inflow from operations reflects the overall profitability in the period since the acquisition of Crossco on March 11, 1996.

There was no significant movement in working capital in the period other than in receivables which reflected an increase in sales activity since March 11, 1996.

Cash flow from financing activities shows the issuance of common stock to acquire Crossco and pay off the original funding.

                           PART II - OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     Pursuant to a Written Consent of Stockholders in Lieu of the 1996 Annual Meeting of Stockholders, on February 7, 1996 the 15 stockholders of the Company on such date unanimously approved the Company's 1995 Stock Incentive Plan, 1995 Director Stock Option Plan and 1995 Employee Stock Purchase Plan.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a. The exhibits listed in the Exhibit index filed as part of this report are filed as part of or are included in this report.

          b. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHIREX INC.




Date:    May 15, 1996                    By: /s/ Michael A. Griffith
                                             --------------------------
                                             Michael A. Griffith
                                             Vice President-Finance
                                             Treasurer and Chief
                                             Financial Officer

                                  EXHIBIT INDEX


Exhibit Number            Description
- - --------------            -----------

10.9 Technology Transfer and License Agreement by and between SepraChem Inc. and Sepracor Inc., dated as of January 1, 1995, as amended.

11                        Computation of Income per Common Share

27                        Financial Data Schedule