Form 10-Q
period 1996-06-30
CHIREX INC
filed 1996-08-14
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996    Commission File number 0 - 27698

                                   CHIREX INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      04-3296309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         65 WILLIAM STREET
     WELLESLEY, MASSACHUSETTS                             02181
(Address of principle executive office)                 (Zip Code)

                                617 - 431 - 2200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Number of shares outstanding of the issuer's classes of common stock as of July 31, 1996.

               Class                               Number of Shares Outstanding
- --------------------------------------             ----------------------------
Common Stock, par value $.01 per share                      10,909,290

                                   CHIREX INC.


                                      INDEX


                                                                           Page Number
                                                                           -----------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets                                      3
                   June 30, 1996 and December 31, 1995

                   Consolidated Statements of Operations for the
                   three-month and six-month periods ended
                   June 30, 1996 and 1995.                                          4

                   Consolidated Statements of Cash flows for the
                   six-month period ended June 30, 1996 and
                   1995                                                             5

                   Notes to Consolidated Interim Financial Statements               6


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURE                                                                          13

EXHIBIT INDEX                                                                      14

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS



(in thousands)                                                      JUNE 30              DECEMBER 31
                                                                      1996                  1995
                                                                  -----------    ---------------------------
                                                                  (unaudited)             (audited)

                                                                  ChiRex Inc.    Crossco(157)      SepraChem
                       ASSETS                                                      Limited            Inc.
Current Assets:
       Cash and cash equivalents                                  $  5,812        $ 7,845          $     0
       Trade and other receivables                                  11,770          8,335              546
       Inventories                                                  20,124         18,547              193
       Other current assets                                          2,283            366            1,646
                                                                  --------        -------          -------

       Total current assets                                         39,989         35,093            2,385

Property, plant and equipment, net                                  58,460         44,868              307

Intangible assets, net                                              28,556              0                0
                                                                  --------        -------          -------

       Total Assets                                               $127,005        $79,961          $ 2,692
                                                                  ========        =======          =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                           $  9,413        $ 5,374          $     0
       Accrued expenses                                             10,769          7,881                0
       Income taxes payable                                          1,279            996                0
       Deferred income taxes                                             0              0                0
       Current portion of long-term debt                                 0            660                0
                                                                  --------        -------          -------

       Total current liabilities                                    21,461         14,911                0

Long-term debt                                                      11,625         40,304                0
Deferred income taxes                                                7,042          3,453                0
Deferred income                                                      3,365          2,962                0
Accrued expenses                                                         0          4,425                0
                                                                  --------        -------          -------

       Total liabilities                                            43,493         66,055                0
                                                                  --------        -------          -------

Cumulative redeemable preferred stock
       at redemption value                                               0         13,541                0

Stockholders' equity:
       Common stock                                                    108            173               80
       Additional paid-in capital                                   94,745          1,560            5,064
       Retained earnings                                           (12,342)        (1,201)          (2,452)
       Cumulative translation adjustment                             1,001           (167)               0
                                                                  --------        -------          -------

       Total stockholders' equity                                   83,512            365            2,692
                                                                  --------        -------          -------

       Total liabilities and stockholders' equity                 $127,005        $79,961          $ 2,692
                                                                  ========        =======          =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)






(in thousands, except per share amounts)
                                                                         Three Months Ended
                                                                              June 30
                                                               ---------------------------------------
                                                                  1996                 1995
                                                               -----------    ------------------------
                                                               ChiRex Inc.    Sterling       SepraChem
                                                                              Organics         Inc.
                                                                               Limited
Revenues:
          Product sales                                          $21,694       $21,554       $   139
          License fee and royalty income                             282             0           141
                                                                 -------       -------       -------

                     Total revenues                               21,976        21,554           280

Costs and expenses:
          Cost of goods sold                                      18,015        19,272           118
          Research and development                                   725           434           347
          Write-off of in-process research and development             0             0             0
          Selling, general and administrative                      1,443           261           176
          Compensation related to stock plans                          0             0             0
                                                                 -------       -------       -------

                     Total operating expenses                     20,183        19,967           641

Operating profit (loss)                                            1,793         1,587          (361)

Other (income) expense:
          Interest expense - net                                     379             0             0
          Equity (income) loss                                       350             0             0
          Other - net                                                 86             1             0
                                                                 -------       -------       -------

Income (loss) before income taxes                                    978         1,586          (361)

Provision for income taxes                                           814           516          (137)
                                                                 -------       -------       -------

Net income (loss)                                                    164         1,070          (224)
                                                                 -------       -------       -------

Preferred & Series A stock dividends                                   0             0             0

Net income  (loss) to common stockholders                        $   164       $ 1,070       $  (224)
                                                                 =======       =======       =======

Net income (loss) per share:                                     $  0.01

Weighted average number of common
          and common equivalent shares outstanding                11,216


                                                                                      Six Months Ended
                                                                                           June 30
                                                                 ----------------------------------------------------------
                                                                              1996                              1995
                                                                 -----------------------------    -------------------------
                                                                   Crossco(157)    ChiRex Inc.    Sterling        SepraChem
                                                                     Limited                      Organics          Inc.
                                                                 pre-acquisition                  Limited
Revenues:
          Product sales                                              $15,212         $28,961       $ 45,387       $    414
          License fee and royalty income                                   0             605              0            281
                                                                     -------         -------       --------       --------

                     Total revenues                                   15,212          29,566         45,387            695

Costs and expenses:
          Cost of goods sold                                          13,545          24,031         40,286            390
          Research and development                                       387           1,016            909            589
          Write-off of in-process research and development                 0           5,790              0              0
          Selling, general and administrative                            443           1,801            703            902
          Compensation related to stock plans                              0           5,286              0              0
                                                                     -------         -------       --------       --------

                     Total operating expenses                         14,375          37,924         41,898          1,881

Operating profit (loss)                                                  837          (8,358)         3,489         (1,186)

Other (income) expense:
          Interest expense - net                                         690             422              0              0
          Equity (income) loss                                             0             350              0              0
          Other - net                                                     47              92           (339)             0
                                                                     -------         -------       --------       --------

Income (loss) before income taxes                                        100          (9,222)         3,828         (1,186)

Provision for income taxes                                                33           1,212          1,249           (450)
                                                                     -------         -------       --------       --------

Net income (loss)                                                         67         (10,434)         2,579           (736)
                                                                     -------         -------       --------       --------

Preferred & Series A stock dividends                                     216               0              0              0

Net income  (loss) to common stockholders                            $  (149)       $(10,434)       $ 2,579        $  (736)
                                                                     =======        ========        =======        =======

Net income (loss) per share:                                                        $  (1.31)

Weighted average number of common
          and common equivalent shares outstanding                                     7,992




                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)




(in thousands)

                                                                                        Six Months Ended
                                                                                            June 30
                                                                           -----------------------------------------
                                                                               1996                   1995
                                                                           -----------     -------------------------
                                                                           ChiRex Inc.     Sterling        SepraChem
                                                                                           Organics          Inc.
                                                                                           Limited
Cash flows from operating activities:
        Net income (loss) to common stockholders                            $(10,434)       $ 2,579        $  (736)
        Add back: Depreciation & amortization                                  2,396          3,937             75
                     Goodwill                                                    348              0              0
                     Amortization of fixed asset uplift                          166              0              0
                     Inventory uplift release                                  1,792              0              0
                     Write-off of in-process research and development          5,790              0              0
                     Compensation related to stock plans                       5,286              0              0
Changes in assets and liabilities:
        Receivables                                                           (1,813)        (2,788)           466
        Inventories                                                              (84)          (681)          (251)
        Other current assets                                                  (2,265)          (251)          (204)
        Accounts payable and accrued liabilities                               2,789          5,228              0
        Income taxes payable                                                     768          1,400           (450)
        Other non current assets and liabilities                                (329)           210              0
                                                                            --------        -------        -------
                     Net cash provided from operations                         4,410          9,634         (1,100)

Cash flows from investing activities:
        Capital expenditures                                                  (1,545)        (6,259)             0
        Acquisition of businesses (net of cash acquired)                     (35,047)             0              0
                                                                            --------        -------        -------
                     Net cash (used in) investing activities                 (36,592)        (6,259)             0

Cash flows from financing activities:
        Increase in short-term debt                                                0              0          1,100
        Long-term debt activity (including current portion):
                     Borrowings                                               11,475              0              0
                     Repayments                                              (53,598)             0              0
        Proceeds from the issuance of common stock                            80,022              0              0
                                                                            --------        -------        -------
                     Net cash provided from financing activities              37,899              0          1,100

Effect of exchange rate changes on cash                                           94            (47)             0

Net increase in cash                                                           5,811          3,328              0

Cash at beginning of period                                                        1           (622)             0
                                                                            --------        -------        -------

Cash at end of period                                                       $  5,812        $ 2,706        $     0
                                                                            ========        =======        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.       Basis of presentation

The accompanying consolidated financial statements of ChiRex Inc. ("ChiRex" or the "Company") are unaudited and have been prepared on a basis substantially consistent with audited financial statements.

The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended June 30, 1996. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

On March 11, 1996 the Company completed the sale of 6,675,000 shares of its Common Stock, $.01 par value per share, pursuant to an underwritten initial public offering ( the "Offering"). Immediately prior to the Offering, the share capital of Crossco (157) Limited ("Crossco"), a private company incorporated in England and the sole shareholder of Sterling Organics Limited ("Sterling Organics"), was recapitalized. Concurrently with the closing of the Offering the shareholders of Crossco contributed to the Company all of the outstanding newly recapitalized equity share capital of Crossco in exchange for Common Stock and promissory notes of the Company (the "Notes"). As part of this contribution all loan stock of Crossco was exchanged for a promissory note of the Company (the "Loan Stock Note"). As a result of these transactions (the "Crossco Acquisition") the Company holds all of the outstanding share capital of Crossco which in turn holds all the outstanding share capital of Sterling Organics. Certain shares held by the original shareholders of Crossco, the Notes and the Loan Stock Note were redeemed by the Company concurrently with, and with the proceeds from, the Offering. In addition, concurrently with the Offering, SepraChem Inc. ("SepraChem") was contributed to the Company through a merger of a newly formed and wholly owned subsidiary of the Company with and into SepraChem.

The acquisition of Crossco by the Company was accounted for using the Purchase Method of business combinations, and accordingly gave rise to Goodwill to be amortized over 25 years. The calculation of Goodwill after the fair valuation of assets is detailed below, along with the annual amortization charges to be incurred as a result. Inventory represents the adjustment to fair value of inventory held by Sterling Organics and has increased the charge to Cost of Goods Sold over the period that the inventory turned.

(in thousands)                                                          Charge during
                                                                           six months
                                         Acquisition           Annual           ended   Balance at June
                                               Value     Amortization   June 30, 1996          30, 1996
                                               -----     ------------   -------------          --------
Goodwill                                     $28,904           $1,156            $348           $28,556
Purchase of in-process
    research and development                   5,325                0           5,325                 0
Inventory                                      1,792                0           1,792                 0
Deferred tax on inventory                      (591)                0           (591)                 0
Land                                           1,146                0               0             1,146
Plant and equipment (depreciated
    at 7.5% annually, straight                14,237              574             166            14,071
    line)
Deferred tax on plant and
    equipment                                 (2,525)            (189)            (59)           (2,466)
                                             -------            -----            ----           -------
Total                                        $48,288           $1,541          $6,989           $41,307
                                             =======           ======          ======           =======

The excess purchase price is computed as follows (in thousands)

Aggregate purchase price (issuance of 3,739,206 shares
       of ChiRex Common Stock at $13.00 per share)                     $48,610

Net book value of Crossco (consolidated with Sterling
       Organics) at  March 11, 1996                                        322
                                                                       -------
Excess Purchase Price                                                  $48,288
                                                                       =======


Due to the relative recent nature of the above transactions, and lack of historical information for comparison purposes, management regards the most meaningful presentation of the consolidated financial statements as follows:

The consolidated balance sheet for the interim period ending June 30, 1996 is shown with both the Crossco and SepraChem balance sheets for the period ending December 31, 1995.

The consolidated statements of operations for the three months ending June 30, 1996 is shown with the consolidated statements of operations of Sterling Organics and SepraChem for the corresponding interim period of the previous year.

Similarly, the consolidated statements of operations for the six-month period ending June 30, 1996 is shown with the consolidated statements of operations of Sterling Organics and SepraChem for the corresponding interim period of the previous year. In addition, and for completeness, the consolidated operating statement of Crossco for the period from January 1, 1996 to the time of the Crossco Acquisition is shown.

The consolidated statements of cash flows for the interim period ending June 30, 1996 is shown with the consolidated statements of cash flow for Sterling Organics and SepraChem for the corresponding interim period of the previous year.

Net loss per common share is computed based upon the weighted average number of common and common equivalent shares. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the effective date of the Offering have been included in the calculation, as if they were outstanding, for all periods prior to the Offering.

2.    Inventories

Inventories consist of the following:

(in thousands)                                                     Crossco (157)
                                              ChiRex Inc.               Limited.         SepraChem Inc.
                                            June 30, 1996      December 31, 1995      December 31, 1995
                                            -------------      -----------------      -----------------
Raw materials                                      $2,565                 $1,792                    $46
Work in progress                                    5,546                  5,024                      0
Finished goods                                      8,687                  8,704                    147
Stores and replacement parts                        3,326                  3,027                      0
                                                    -----                  -----                   ----
Total                                             $20,124                $18,547                   $193
                                                  =======                =======                   ====

                                                  ITEM 2
                                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a newly formed corporation that is a combination of Crossco (157) Limited (including its subsidiary Sterling Organics Limited), a fine chemicals manufacturer, and SepraChem Inc., a chiral chemistry business. The Company is undertaking a new business strategy designed to take advantage of this combination by leveraging its proprietary technology and manufacturing capabilities.

On March 11, 1996, ChiRex issued and sold 6,675,000 shares of its common stock, $.01 par value per share, in an initial public offering and used the proceeds, among other things, to reduce outstanding debt by $25.4 million and to redeem the entire issue of $13.5 million 5% preferred stock of Crossco.

ChiRex specializes in the development, manufacture and marketing of pharmaceutical fine chemicals and, through its joint venture, InNova Pharmaceuticals SRL ("InNova"), formulated generic drugs. ChiRex currently produces over 50 pharmaceutical chemicals in its world-class c GMP manufacturing facilities and is a leader in chiral chemical technology.

RESULTS OF OPERATIONS

In order to make the comparison of financial information for the three and six-month periods ending June 30, 1996 comparable with the same periods of 1995, 1996 information is shown below as adjusted to exclude one-time charges resulting from the Offering, consisting of an adjustment for fair value of inventory, write-off of in-process research and development and compensation relating to stock option plans, and is compared to the combined operating statements for the two pre-Offering companies of Sterling Organics and SepraChem for the same periods of 1995. In addition, and for completeness, information for the six-month period ending June 30, 1996 includes the consolidated statement for Crossco for the period from January 1, 1996 to the time of the Crossco Acquisition.

COMPARATIVE OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 1996
(in thousands)

                                                THREE MONTHS         OFFERING           THREE MONTHS      STERLING ORGANICS
                                              ENDED JUNE 30,          RELATED         ENDED JUNE 30,          AND SEPRACHEM
                                                 1996 ACTUAL      ADJUSTMENTS       1996 AS ADJUSTED          COMBINED 1995
                                              --------------      -----------       ----------------          -------------
Net Revenues                                         $21,976            $   0                $21,976                $21,834
Operating Expenses:-
     Cost of Goods Sold                               18,015              929 (1)             17,086                 19,390
      Research and Development                           725                0                    725                    781
      Selling, General and Administrative              1,443                0                  1,443                    437
                                                     -------            -----                -------                -------

Total Operating Expenses                              20,183              929                 19,254                 20,608

Operating Profit (loss)                                2,722             (929)                 2,722                  1,226
Other expenses (income):
      Interest expense                                   379                0                    379                      0
      Equity loss                                        350                0                    350                      0
      Other - Net                                         86                0                     86                      1

Income before income taxes                               978             (929)                 1,907                  1,225

Provision for income taxes                               814                0                    814                    379

Net income (loss)                                    $   164             (929)                 1,093                    846

Preference Stock dividend                                  0                0                      0                      0

Net income (loss) to
Common Stockholders                                  $   164            $(929)               $ 1,093                $   846
                                                     =======            =====                =======                =======

COMPARATIVE OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 (in thousands)

                                                      SIX MONTHS         OFFERING            SIX MONTHS   STERLING ORGANICS
                                              ENDED JUNE 30,1996          RELATED        ENDED JUNE 30,       AND SEPRACHEM
                                                          ACTUAL      ADJUSTMENTS      1996 AS ADJUSTED       COMBINED 1995
                                              ------------------      -----------      ----------------   -----------------
Net Revenues                                            $ 44,778        $      0                $44,778             $46,083
Operating Expenses:-
     Cost of Goods Sold                                   37,576           1,204 (1)             36,372              40,676
     Research and Development                              7,193           5,790 (2)              1,403               1,498
     Selling, General and Administrative                   7,530           5,286 (3)              2,244               1,605
                                                        --------        --------                -------             -------
Total Operating Expenses                                  52,299          12,280                 40,019              43,779
                                                        --------        --------                -------             -------
Operating Profit (loss)                                   (7,521)        (12,280)                 4,759               2,304
Other expenses (income):
     Interest expense                                      1,111               0                  1,111                   0
     Equity loss                                             350               0                    350                   0
     Other - Net                                             139               0                    139                (339)
                                                        --------        --------                -------             -------
Income before income taxes                                (9,122)        (12,280)                 3,159               2,643

Provision for income taxes                                 1,245               0                  1,245                 799

Net income (loss)                                        (10,367)         (12,280)                 1,914               1,844

Preference Stock dividend                                    216               0                    217                   0

Net income (loss) to
Common Stockholders                                     $(10,583)        $(12,280)               $ 1,697             $ 1,844
                                                        ========         ========                =======             =======


(1) Adjustment for fair value of inventory.
(2) Write-off of in-process research and development.
(3) Compensation related to stock plans.

Revenues. Net revenues for the three months ended June 30, 1996 were $22.0 million, an increase of 0.7% compared to the $21.8 million in the same period in 1995. This increase is due primarily to the replacement of low-margin customer supply arrangements with higher-margin sales. Net Revenues for the six months ended June 30, 1996 were $44.8 million compared to $46.1 million for the same period in 1996, due primarily to selective elimination of low-margin customer supply arrangements in the first quarter of 1996.

Cost of Goods Sold. Cost of goods sold decreased from $19.4 million and $40.7 million for the three and six months ended June 30, 1995, respectively, to $18.0 million and $37.6 million for the three and six months ended June 30, 1996, respectively. These decreases were due primarily to selective elimination of low-margin customer supply arrangements in the first quarter of 1996. Cost of goods sold, excluding the fair value of inventory adjustment, as a percentage of sales for the three months ended June 30, 1996 was 77.7%, a reduction from 88.8% in the same period of 1995. Similarly, cost of goods sold, excluding the fair value of inventory adjustment, as a percentage of sales for the six months ended June 30, 1996 was 81.2%, a reduction from 88.2% in the same period in 1995. This was a result primarily of the elimination of high cost, low margin products, reduced fixed costs following structural changes, process improvements and the release of surplus inventory provisions in June 1996 of $440,000.

Research and Development Expenses. Research and development expenses were $725,000 for the three months ended June 30, 1996, a 7.2% decrease compared to $781,000 for the same period of 1995. Research and development expenses, excluding the write-off of in-process research and development, were $1,403,000 for the six months ended June 30, 1996, a 6.3% decrease compared to the $1,498,000 for the same period of 1995. The primary reason for the decrease was the elimination of the expense from a former affiliate as research and development activity is transferred internally and carried out within ChiRex.

Selling, General and Administrative Expenses. Selling general and administrative expenses were $1,443,000 for the three months ended June 30, 1996, a $1,006,000 increase compared to the $437,000 in the same period in 1995 and $2,244,000, excluding compensation relating to stock plans, for the six months ending June 30, 1996 compared to the $1,605,00 for the same period in 1995. Figures for 1996 include a charge for goodwill amortization as a result of the acquisition of Crossco of $288,000 for the three-month period and $348,000 for the six-month period ending June 30, 1996. The increase in selling, general and administration expenses in 1996 is also a result of the increased corporate governance required for the Company's public ownership, and increased sales and marketing initiative.

Interest Expense. Interest expense of $379,000 for the three-month period and $1,111,000 for the six-month period ended June 30, 1996, compared to zero in the same periods in 1995, is a result of interest paid on bank loans following the acquisition of Crossco.

Equity Loss. Equity loss represents ChiRex' portion of the loss in the three-month and six-month periods ended June 30, 1996 recorded by its joint venture company, InNova. These losses are primarily a result of process development and ANDA preparation costs incurred by InNova in the period.

Income Tax Expense. Income tax expense of $814,000 for the three-month period and $1,245,000 for the six-month period ended June 30, 1996 show consistently an effective tax rate of 33% in the U.K. and 38% in the U.S., compared to $379,000 and $799,000 for the same periods in 1995, respectively.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company is a newly formed combination of SepraChem and Sterling Organics and, as such, has very little operating history as a combined entity. There can be no assurance that the integration of SepraChem and Sterling Organics can be accomplished successfully or on a timely basis or that the Company's business strategy can be successfully implemented.

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

The Company's largest customers account for a significant percentage of its revenues. In 1995, Sanofi S.A. and its subsidiaries ("Sanofi"), SmithKline Beecham PLC ("SmithKline Beecham") and Rohm and Haas Company accounted for 34%, 21% and 14%, respectively, of the Company's total pro forma revenues. The Company expects to continue to rely on a limited number of customers for a significant portion of its revenues. Also, many of the Company's supply agreements including those with certain of its largest customers, are for a limited duration and will expire over the next few years, and certain supply arrangements are with sole source suppliers.

InNova, a fifty percent owned joint venture, has a very limited operating history and has not yet manufactured paclitaxel or any other generic drug product. InNova expects to encounter intense competition in the generic drug market, including the paclitaxel market, and such competition could require price reductions or increased spending on research and development and marketing and sales, any of which could materially adversely affect the results of operations of InNova, or could render the products or technologies of InNova obsolete or non-competitive.

Acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the company, representing approximately 34% of the Company's 1995 pro forma revenues. Substantially all of the acetaminophen sold by the Company is supplied under contracts with SmithKline Beecham and Sanofi that initially expire in 1998 and 2001, respectively. ChiRex continues to examine strategic alternatives with respect to its acetaminophen business, in particular, disposition of the business. ChiRex is pursuing this course of action because of the market price erosion in the acetaminophen business, and its dominance by high volume, low cost manufacturers. Primarily, however, disposition of this business will allow ChiRex to focus on its core business of the supply of pharmaceutical fine chemicals and chiral technology.

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

The Company encounters, and expects to continue to encounter, intense competition in obtaining contracts for the sale of its products from major chemical and pharmaceutical companies (including a number of the Company's customers) that have substantially greater financial resources, technical skills and marketing experience than the Company. There can be no assurance that the company will, in the future, be successful in obtaining customer contracts on commercially favourable terms, if at all.

The Company is subject to laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products in both the United States and the United Kingdom. The Company may, in the future, be required to incur significant costs to comply with current and future environmental laws and regulations.

The Company's research, development and clinical programs as well as the operations of its third-party manufacturers and the marketing operations of its corporate partners, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. There can be no assurance that the Company will be able to obtain all necessary permits or renew all existing permits, or that material changes in permit conditions will not be imposed.

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

LIQUIDITY AND CAPITAL RESOURCES

The net cash inflow from operations for the six months ended June 30 1996 reflects the overall profitability in the period since the acquisition of Crossco on March 11, 1996.

There was no significant change in working capital from December 31, 1995 to June 30, 1996 other than an increase of $1,813,000 in receivables reflecting increased sales volumes and an increase in payables of $2,789,000, reflecting improved working capital management.

Cash flow from financing activities reflects the issuance of Common Stock to acquire Crossco and to redeem existing securities.

                           PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

           a. The exhibits listed in the Exhibit index files as part of this report are filed as part of or are included in this report.

           b. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHIREX INC.




Date:    August 14, 1996               By:      /s/ Michael A. Griffith
                                                -----------------------------

                                                Michael A. Griffith
                                                Vice President-Finance
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

                                EXHIBIT INDEX

EXHIBIT NUMBER                                    DESCRIPTION
- --------------                                    -----------

     27                          Financial Data Schedule