Form 10-Q
period 1996-09-30
CHIREX INC
filed 1996-11-06
CIK 1005407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996    Commission File number 0 - 27698


                                   CHIREX INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       04-3296309
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

          65 WILLIAM STREET
       WELLESLEY, MASSACHUSETTS                                  02181
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


Yes  X    No
   -----    -----


Number of shares outstanding of the issuer's classes of common stock as of October 18, 1996.



                Class                             Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $0.01 per share                    10,909,729

                                   CHIREX INC.


                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets                             3
                      September 30, 1996 and December 31, 1995

                      Consolidated Statements of Operations for the
                      three-month and nine-month periods ended
                      September 30, 1996 and 1995.                            4

                      Consolidated Statements of Cash Flows for the
                      nine-month period ended September 30, 1996 and
                      1995                                                    5

                      Notes to Consolidated Interim Financial Statements      6


           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           9


PART II.   OTHER INFORMATION

           Item 5.    Other Information                                      15

           Item 6.    Exhibits and Reports on Form 8-K                       15

           SIGNATURE                                                         16


     This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this report, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors that May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS


                                   CHIREX INC.

                                CONSOLIDATED BALANCE SHEETS


(in thousands)                                            SEPTEMBER 30       DECEMBER 31
                                                             1996                1995
                                                          ------------   -----------------------
                                                          (unaudited)          (audited)

                                                           ChiRex Inc.   Crossco(157)  SepraChem
                  ASSETS                                                  Limited         Inc.

Current assets:
      Cash and cash equivalents                             $  3,511       $ 7,845       $    0
      Trade and other receivables                             10,805         8,335          546
      Inventories                                             20,286        18,547          193
      Other current assets                                     2,003           366        1,646

      Total current assets                                    36,605        35,093        2,385

Property, plant and equipment, net                            57,374        44,868          307

Intangible assets, net                                        28,268             0            0
                                                            --------       -------       ------

      Total Assets                                          $122,247       $79,961       $2,692
                                                            ========       =======       ======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                      $  7,349       $ 5,374       $    0
      Accrued expenses                                         8,680         7,881            0
      Income taxes payable                                     1,618           996            0
      Deferred income taxes                                        0             0            0
      Current portion of long-term debt                            0           660            0
                                                            --------       -------       ------

      Total current liabilities                               17,647        14,911            0

Long-term debt                                                 9,672        40,304            0
Deferred income taxes                                          7,190         3,453            0
Deferred income                                                3,364         2,962            0
Accrued expenses                                                   0         4,425            0
                                                            --------       -------       ------

      Total liabilities                                       37,873        66,055            0
                                                            --------       -------       ------
Cumulative redeemable preferred stock
      at redemption value                                          0        13,541            0

Stockholders' equity:
      Common stock                                               108           173           80
      Additional paid-in capital                              94,428         1,560        5,064
      Retained earnings                                      (11,362)       (1,201)      (2,452)
      Cumulative translation adjustment                        1,200          (167)           0
                                                            --------       -------       ------

      Total stockholders' equity                              84,374           365        2,692
                                                            --------       -------       ------
      Total Liabilities and Stockholders' Equity            $122,247       $79,961       $2,692
                                                            ========       =======       ======





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  CHIREX INC.

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                                                   SEPTEMBER 30, 1996 AND 1995
                                                           (UNAUDITED)


(in thousands, except per share amounts)

                                                Three Months Ended                             Nine Months Ended
                                                  September 30                                    September 30
                                        ---------------------------------- ------------------------------------------------
                                           1996              1995                   1996                     1995
                                        ----------- ---------------------- ----------------------- ------------------------
                                        ChiRex Inc. Crossco(157) SepraChem Crossco (157) ChiRex Inc. Crossco(157) SepraChem
                                                     Limited        Inc.      Limited                  Limited       Inc.
                                                                          pre-acquiaition

Revenues:
   Product sales                            $20,337    $20,127    $ 1,010     $ 15,212     $ 49,298     $65,514    $ 1,424
   License fee and royalty income               225          0        225            0          830           0        506
                                            -------    -------    -------     --------     --------     -------    -------

            Total revenues                   20,562     20,127      1,235       15,212       50,128      65,514      1,930
                                            -------    -------    -------     --------     --------     -------    -------

Costs and expenses:
   Cost of goods sold                        16,869     16,570      1,766       13,592       41,580      56,534      2,156
   Research and development                     584        376        (87)         387        1,600       1,285        502
   Write-off of in-process research
     and development                              0          0          0            0        5,790           0          0
   Selling, general and administrative        1,247      2,034        549          443        3,048       2,737      1,451
   Compensation related to stock plans            0          0          0            0        5,286           0          0
                                            -------    -------    -------     --------     --------     -------    -------

            Total operating expenses         18,700     18,980      2,228       14,422       57,304      60,556      4,109
                                            -------    -------    -------     --------     --------     -------    -------

Operating profit (loss)                       1,862      1,147       (993)         790       (7,176)      4,958     (2,179)

Other (income) expense:
   Interest expense - net                       167        844          0          690          589         828          0
   Equity (income) loss                          82          0          0            0          432           0          0

Income (loss) before income taxes             1,613        303       (993)         100       (8,197)      4,130     (2,179)

Provision for income taxes                      633         13        450           33        1,254       1,262          0
                                            -------    -------    -------     --------     --------     -------    -------

Net income (loss)                               980        290     (1,443)          67       (9,451)      2,868     (2,179)
                                            -------    -------    -------     --------     --------     -------    -------

Preferred & Series A stock dividends              0         94          0          216            0          94          0
                                            -------    -------    -------     --------     --------     -------    -------

Net income (loss) to common stockholders    $   980    $   196    $(1,443)    $   (149)    $ (9,451)    $ 2,774    $(2,179)
                                            =======    =======    =======     ========     ========     =======    =======


Net income (loss) per share:                $  0.09                                        $  (1.05)

Weighted average number of common
    shares and common equivalent
    shares outstanding                       11,303                                           9,004






                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  CHIREX INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995
                                                (UNAUDITED)


(in thousands)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                       -----------------------------------
                                                                          1996               1995
                                                                       -----------  ----------------------
                                                                       ChiRex Inc.  Crossco(157) SepraChem
                                                                                      Limited       Inc.

Cash flows from operating activities:
        Net income (loss) to common stockholders                        $ (9,451)    $  2,775     $(2,179)
        Add back: Depreciation & amortization                              4,339        6,019         114
                    Goodwill                                                 636            0           0
                    Amortization of fixed asset uplift                       313            0           0
                    Inventory uplift release                               1,792            0           0
                    Write-off of in-process research and development       5,790            0           0
                    Compensation related to stock plans                    5,286            0           0
Changes in assets and liabilities:
        Receivables                                                         (848)      (3,753)        (29)
        Inventories                                                         (245)         703        (111)
        Other current assets                                              (1,985)        (298)       (196)
        Accounts payable and accrued liabilities                          (1,364)       9,030           0
        Income taxes payable                                               1,108          257           0
        Other non current assets and liabilities                            (185)      (2,073)        210

                                                                        --------     --------     -------
                    Net cash provided from operations                      5,186       12,660      (2,191)
                                                                        --------     --------     -------


Cash flows from investing activities:
        Capital expenditures                                              (2,472)      (9,330)          0
        Acquisition of businesses (net of cash acquired)                 (35,168)     (51,773)          0

                                                                        --------     --------     -------
                    Net cash (used in) investing activities              (37,640)     (61,103)          0
                                                                        --------     --------     -------

Cash flows from financing activities:
        Increase in short-term debt                                            0            0       1,100
        Long-term debt activity (including current portion):
                    Borrowings                                            14,595       55,314           0
                    Repayments                                           (58,746)           0           0
        Proceeds from the issuance of common stock                        80,024        1,723       1,091

                                                                       --------     --------     -------
                    Net cash provided from financing activities           35,873       57,037       2,191
                                                                        --------     --------     -------


Effect of exchange rate changes on cash                                       91          (50)          0
                                                                        --------     --------     -------


Net increase in cash                                                       3,510        8,544           0

Cash at beginning of period                                                    1         (622)          0

                                                                        --------     --------     -------

Cash at end of period                                                   $  3,511     $  7,922     $     0
                                                                        ========     ========     =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



1.   Basis of presentation

The accompanying consolidated financial statements of ChiRex Inc. ("ChiRex" or the "Company") are unaudited and have been prepared on a basis substantially consistent with its audited financial statements.

The consolidated interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended September 30, 1996. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

On March 11, 1996 the Company completed the sale of 6,675,000 shares of its Common Stock, $0.01 par value per share, pursuant to an underwritten initial public offering ( the "Offering"). Immediately prior to the Offering, the equity share capital of Crossco (157) Limited ("Crossco"), a private company incorporated in England and the sole shareholder of Sterling Organics Limited ("Sterling Organics"), was recapitalized. Concurrently with the closing of the Offering, the shareholders of Crossco contributed to the Company all of the outstanding newly recapitalized equity share capital of Crossco in exchange for Common Stock and promissory notes of the Company (the "Notes"). As part of this contribution, all loan stock of Crossco was exchanged for a promissory note of the Company (the "Loan Stock Note") . As a result of these transactions (the "Crossco Acquisition"), the Company holds all of the outstanding share capital of Crossco which in turn holds all the outstanding share capital of Sterling Organics. Certain shares held by the original shareholders of Crossco, the Notes and the Loan Stock Note were redeemed by the Company concurrently with, and with the proceeds from, the Offering. In addition, concurrently with the Offering, SepraChem Inc. ("SepraChem") was contributed to the Company through a merger of a newly formed and wholly owned subsidiary of the Company with and into SepraChem.

The acquisition of Crossco by the Company was accounted for using the purchase method of business combinations and, accordingly, gave rise to goodwill to be amortized over 25 years. The calculation of goodwill after the fair valuation of assets is detailed below, along with the annual amortization charges to be incurred as a result. Inventory represents the adjustment to fair value of inventory held by Sterling Organics and has increased the charge to cost of goods sold over the period that the inventory turned.

                                                                        Charge during
(in thousands)                                                            nine months
                                                                                ended         Balance at
                                         Acquisition           Annual   September 30,      September 30,
                                               Value     Amortization            1996               1996
                                               -----     ------------            ----               ----

Goodwill                                     $28,904           $1,156          $  636            $28,268
Purchase of in-process
    research and development                   5,325                0           5,325                  0
Inventory                                      1,792                0           1,792                  0
Deferred tax on inventory                       (591)               0            (591)                 0
Land                                           1,146                0               0              1,146
Plant and equipment (depreciated
    at 7.5% annually, straight                14,237              574             313             13,924
    line)
Deferred tax on plant and
    equipment                                 (2,525)            (189)           (103)            (2,422)
                                             -------           ------          ------            -------
Total                                        $48,288           $1,541          $7,372            $40,916
                                             =======           ======          ======            =======


The excess purchase price is computed as follows (in thousands)

Aggregate purchase price (issuance of 3,739,206 shares
       of the Company's Common Stock at $13.00 per share)               $48,610

Net book value of Crossco (consolidated with Sterling
       Organics) at March 11, 1996                                          322

                                                                        -------
Excess Purchase Price                                                   $48,288
                                                                        =======

The excess purchase price allocation is subject to adjustment on finalizing a conclusion and decision concerning the disposition of the acetaminophen (paracetamol) business.

Due to the recent nature of the above transactions and the lack of historical financial information for comparison purposes, management considers the most meaningful presentation of the consolidated financial statements to be as follows:

          The consolidated balance sheet for the interim period ending September 30, 1996 is shown with both the Crossco and SepraChem balance sheets for the period ending December 31, 1995.

          The consolidated statement of operations for the three months ending September 30, 1996 is shown with the consolidated statements of operations of Crossco and SepraChem for the corresponding interim period of the previous year.

          Similarly, the consolidated statement of operations for the nine-month period ending September 30, 1996 is shown with the consolidated statements of operations of Crossco and SepraChem for the corresponding interim period of the previous year. In addition, and for completeness, the consolidated operating statement of Crossco for the period from January 1, 1996 to the time of the Crossco Acquisition is shown.

          The consolidated statement of cash flows for the interim period ending September 30, 1996 is shown with the consolidated statements of cash flow for Crossco and SepraChem for the corresponding interim period of the previous year.

Net loss per common share is computed based upon the weighted average number of common and common equivalent shares. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive.

                                            Three months           Nine months
                                            ended                  ended
                                            September 30, 1996     September 30, 1996
                                            ------------------     ------------------

Weighted average number of common
         shares outstanding                    10,909                   9,004
Net effect of dilutive stock options              394                       -
                                               ------                   -----
Weighted average number of common
         and common equivalent shares
         outstanding                           11,303                   9,004
                                               ------                   -----

2.   Inventories

Inventories consist of the following:

(In thousands)                                                Crossco (157)
                                         ChiRex Inc.               Limited.         SepraChem Inc.
                                  September 30, 1996      December 31, 1995      December 31, 1995
                                  ------------------      -----------------      -----------------

Raw materials                                $ 2,565                $ 1,792                   $ 46
Work in progress                               5,546                  5,024                      0
Finished goods                                 8,849                  8,704                    147
Stores and replacement parts                   3,326                  3,027                      0
                                             -------                -------                   ----
Total                                        $20,286                $18,547                   $193
                                             =======                =======                   ====


                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a newly formed corporation that is a combination of Crossco (including its subsidiary Sterling Organics), a fine chemicals manufacturer, and SepraChem, a chiral chemistry business. The Company is undertaking a new business strategy designed to take advantage of this combination by leveraging its manufacturing capabilities and proprietary technology.

The Company serves the outsourcing needs of the pharmaceutical industry by specializing in the development, manufacture and marketing of pharmaceutical fine chemicals and, through its joint venture with Dabur India Ltd. ("Dabur"), InNova Pharmaceuticals SRL ("InNova"), formulated generic drugs. The Company currently produces 29 pharmaceutical products at commercial scale and manages a development portfolio of 32 pharmaceutical products in its world-class cGMP manufacturing facilities located in Dudley, England. The Company employs over 500 people and holds 54 patents and patent applications in the field of chiral chemistry.

RESULTS OF OPERATIONS

In order to make the comparison of financial information for the three and nine-month periods ending September 30, 1996 with the same periods of 1995 more meaningful, the following tables set forth (i) the historical 1996 information
(ii) the historical 1996 information adjusted to exclude one-time charges resulting from the Offering (consisting of an adjustment for fair value of inventory, the write-off of in-process research and development and a compensation expense relating to stock option plans), and (iii) the combined historical 1995 information for the two pre-Offering companies, Crossco and SepraChem. In addition, and for completeness, information for the nine-month period ending September 30, 1996 includes the consolidated statement for Crossco for the period from January 1, 1996 to the consummation of the Crossco Acquisition.


COMPARATIVE OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(on a pro forma basis) (in thousands)
                                                                              THREE MONTHS
                                                                                     ENDED
                                                                             SEPTEMBER 30,
                                                                             1995 STERLING
                                              THREE MONTHS                    ORGANICS AND
                                           ENDED SEPTEMBER                       SEPRACHEM
                                           30, 1996 ACTUAL                        COMBINED
                                           ---------------                        --------

Net revenues                                       $20,562                         $21,362
                                                   -------                         -------
Operating expenses:-
  Cost of goods sold                                16,869                          18,336
  Research and development                             584                             289
  Selling, general and administrative                1,247                           2,583
                                                   -------                         -------

Total operating expenses                            18,700                          21,208
                                                   -------                         -------

Operating profit (loss)                              1,862                             154
Other expenses (income):
  Interest expense                                     167                             844
  Equity (income) / loss                                82                               0

                                                   -------                         -------
Income before income taxes                           1,613                            (690)

Provision for income taxes                             633                             463
                                                   -------                         -------

Net income (loss)                                      980                          (1,153)

Preference Stock dividend                                0                              94
                                                   -------                         -------

Net income (loss) to  Common Stockholders          $   980                         $(1,247)
                                                   =======                         =======


COMPARATIVE OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
1995 (on a pro forma basis) (in thousands)


                                                                                                        NINE MONTHS
                                                                                                    ENDED SEPTEMBER
                                                NINE  MONTHS                        NINE MONTHS   30, 1995 STERLING
                                                       ENDED         OFFERING             ENDED        ORGANICS AND
                                               SEPTEMBER 30,          RELATED     SEPTEMBER 30,           SEPRACHEM
                                                 1996 ACTUAL      ADJUSTMENTS  1996 AS ADJUSTED            COMBINED
                                                 -----------      -----------  ----------------            --------

Net revenues                                         $65,340         $      0           $65,340             $67,444
                                                     -------         --------           -------             -------

Operating expenses:-
     Cost of goods sold                               55,172            1,792  (1)       53,380              58,690
      Research and development                         7,777            5,790  (2)        1,987               1,787
      Selling, general and administrative              8,777            5,286  (3)        3,491               4,188
                                                     -------         --------           -------             -------

Total operating expenses                              71,726           12,868            58,858              64,665
                                                     -------         --------           -------             -------

Operating profit (loss)                               (6.386)         (12,868)            6,482               2,779
Other expenses (income):
     Interest expense                                  1,279                0             1,279                 828
     Equity loss                                         432                0               432                   0
                                                     -------         --------           -------             -------

Income before income taxes                            (8,097)         (12,868)            4,771               1,951

Provision for income taxes                             1,287             (591) (4)        1,878               1,262
                                                     -------         --------           -------             -------

Net income (loss)                                     (9,384)         (12,277)            2,893                 689

Preference Stock dividend                                216                0               216                  94
                                                     -------         --------           -------             -------

Net income (loss) to Common Stockholders             $(9,600)        $(12,277)          $ 2,677             $   595
                                                     =======         ========           =======             =======

(1) Adjustment of inventory to fair value at the time of the Crossco Acquisition as required by purchase method accounting.

(2) Write-off of research and development expenses of Crossco and SepraChem that were in-process at the time of the Crossco Acquisition as required by purchase method accounting.

(3) Executive compensation expense associated with the exchange of SepraChem options for ChiRex options at the time of the Crossco Acquisition.

(4) A tax deferral resulting from the adjustment of inventory to fair value.


Revenues. Net revenues for the three months ended September 30, 1996 were $20.6 million, a decrease of 3.7% compared to the $21.4 million for the same period in 1995. This decrease is due primarily to the replacement of low-margin customer supply arrangements with higher-margin sales and changes in the timing of some customer product demand into the fourth quarter of 1996. Net revenues for the nine months ended September 30, 1996 were $65.3 million compared to $67.4 million for the same period in 1995, due primarily to the selective elimination of low-margin customer supply arrangements in the first quarter of 1996.

Cost of Goods Sold. Cost of goods sold decreased from $18.3 million and $58.7 million for the three and nine months ended September 30, 1995, respectively, to $16.9 million and $53.4 million for the three and nine months ended September 30, 1996, respectively. These decreases were due primarily to selective elimination of low-margin customer supply arrangements in the first quarter of 1996. Cost of goods sold, as a percentage of net revenues, for the three months ended September 30, 1996 was 82.0%, a decrease from 85.8% in the same period of 1995. Similarly, cost of goods sold, excluding the fair value of inventory adjustment, as a percentage of net revenues for the nine months ended September 30, 1996 was 81.7%, a decrease from 87.0% in the same period in 1995. These decreases reflect improved margins resulting primarily from the elimination of high cost, low-margin products, the reduction in fixed costs following structural changes and process improvements.

Research and Development Expenses. Research and development expenses were $584,000 for the three months ended September 30, 1996, a 102.1% increase compared to $289,000 for the same period in 1995. Research and development expenses, excluding the write-off of in-process research and development were $1,987,000 for the nine months ended September 30, 1996, an 11.2% increase compared to $1,787,000 for the same period in 1995. These increases are a result of the increased staffing levels necessary to support a growing portfolio of development products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million for the three months ended September 30, 1996, a 51.7% decrease compared to $2.6 million for the same period in 1995. Selling, general and administration costs for the three months ended September 30, 1995 include additional costs of SepraChem allocated from a former parent company and costs relating to the management buy-out, through Crossco, of Sterling Organics. Selling, general and administration expenses for the nine months ended September 30, 1996 were $3.5 million, excluding compensation relating to stock plans, a 16.6% decrease compared to $4.2 million for the same period in 1995. Figures for 1996 include a charge for the amortization of the goodwill associated with the Company's acquisition of Crossco of $288,000 for the three-month period and $636,000 for the nine-month period.

Interest Expense. Interest expense was $167,000 for the three-month period and $1,279,000 for the nine-month periods ended September 30, 1996, compared to $844,000 and $828,000 for the same periods, respectively, in 1995. This is a result of the interest paid on bank loans following the acquisition of Sterling Organics by Crossco in the third quarter of 1995, and the subsequent reduction in bank debt from proceeds of the Offering in March 1996.

Equity Loss. Equity loss represents the Company's portion of the loss recorded by its joint venture company, InNova, in the three-month and nine-month periods ended September 30, 1996. These losses are primarily a result of process development and ANDA preparation costs incurred by InNova for the period.

Income Tax Expense. Income tax expense was $633,000 in the three-month period and $1,878,000 for the nine-month period ended September 30, 1996 reflecting an effective tax rate of 33% in the UK and 38% in the US, compared to $463,000 and $1,262,000 for the same periods in 1995.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
--------------------------------------------------------

The Company is a newly formed combination of SepraChem and Sterling Organics and, as such, has a limited operating history as a combined entity. There can be no assurance that the integration of SepraChem and Sterling Organics can be accomplished successfully or on a timely basis or that the Company's business strategy can be successfully implemented.

The Company's revenues are dependent upon the continued operation of the Company's only manufacturing facility, located in Dudley, England. In addition, the Company has not yet manufactured, on a full-scale, any products at its Dudley facility using ChiRedox technologies. There can be no assurance that scale-up manufacturing problems will not arise as the Company begins manufacturing such products at the Dudley facility or that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's customers.

The Company's largest customers account for a significant percentage of its revenues. In 1995, Sanofi S.A. and its subsidiaries ("Sanofi"), SmithKline Beecham PLC ("SmithKline Beecham") and Rohm and Haas ("RH") accounted for 34%, 21% and 14%, respectively, of the Company's total pro forma revenues. The Company expects to continue to rely on a limited number of customers for a significant portion of its revenues. Also, many of the Company's supply agreements, including those with certain of its largest customers, are for a limited duration and will expire over the next few years, and there can be no assurance that any of these contracts will be renewed upon their expiration.

InNova, a fifty percent owned joint venture, has a very limited operating history and has not yet manufactured paclitaxel or any other generic drug product. InNova expects to encounter intense competition in the generic drug market, including the paclitaxel market, and such competition could require price reductions or increased spending on research and development and marketing and sales that would materially adversely affect the results of operations of InNova. In addition, than can be no assurance that developments by others in the market will not render the products or technologies of InNova obsolete or non-competitive.

Acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the Company, representing approximately 34% of the Company's 1995 pro forma revenues. Substantially all of the acetaminophen sold by the Company is supplied under contracts with SmithKline Beecham and Sanofi that initially expire in 1998 and 2001, respectively. The Company continues to examine strategic alternatives with respect to its acetaminophen business including the potential disposition of this business, given the market price erosion in this business and its dominance by a small number of high volume, low cost manufacturers. Disposition of this business would allow the Company to focus on its core businesses.

The availability and price of raw materials used in the manufacture of the Company's products may be subject to curtailment or change as a result of governmental regulation, suppliers' allocations, interruptions in production and other market events. In addition, certain raw materials are purchased from suppliers that are the sole known suppliers of such materials. There can be no assurance that such suppliers will continue to make the required raw materials available to the Company on commercially reasonable terms, if at all.

The successful implementation of the Company's business strategy will depend in large part on the commercial viability of new pharmaceutical products being developed by its customers, and the ability of such pharmaceutical companies to conduct clinical trials, obtain required regulatory approvals and successfully market such products. There can be no assurance that such product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, that products can be manufactured at an acceptable cost and with appropriate quality or that any products, if approved, can be successfully marketed.

The Company encounters, and expects to continue to encounter, intense competition in obtaining contracts for the sale of its products. Many of the Company's competitors are major chemical and pharmaceutical companies (including a number of the Company's customers) that have substantially greater financial resources, technical skills and marketing experience than the Company. The market in which the Company competes is characterized by extensive research efforts and rapid technological progress. New developments are expected to continue, and there can be no assurance that discoveries by others will not render the Company's research and development obsolete or noncompetitive. There can be no assurance that the Company will, in the future, be successful in obtaining customer contracts on commercially favorable terms, if at all.

The Company is subject to laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products in both the United States and the United

Kingdom. The Company may, in the future, be required to incur significant costs to comply with current and future environmental laws and regulations. In addition, the company could be held liable for any damages that result in the event of contamination or injury from hazardous materials and any such liability could exceed the Company's resources.

The Company's research, development and clinical programs as well as the operations of its third-party manufacturers and the marketing operations of its corporate partners, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. There can be no assurance that the Company will be able to obtain all necessary permits or renew all existing permits or that material changes in permit conditions will not be imposed.

The Company has filed various patent applications, has ongoing research efforts and expects to seek additional patents in the future to cover such research. In addition, certain technologies that may be used in the Company's products are not covered by any patent or patent application. There can be no assurance that any pending patent applications filed by the Company will result in patents being issued. In the absence of patent protection, the business of the Company may be adversely affected by competitors who independently develop substantially equivalent technology.

A substantial portion of the Company's operations are conducted outside the United States. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, trade barriers, political risks, hyperinflation and increases of trade or regulatory restrictions by foreign governments. Because a majority of the Company's current sales and operating expenses are denominated in Pounds Sterling, the Company's revenues, cash flows and earnings are directly and materially affected by fluctuations in the exchange rate between the Pound Sterling and the US Dollar. However, balance sheet related currency fluctuations are included within equity as a translation adjustment. For example, the strengthening of the Pound Sterling against the US Dollar during 1996 has seen the Company's predominantly Pound Sterling based assets increase in value in US Dollar terms. The associated "profit" is not reflected in net income but in translation adjustments within equity.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from Operating Activities. The net cash inflow from operations of $5.2 million for the nine months ended September 30, 1996 reflects the overall profitability in the period since the acquisition of Crossco on March 11, 1996. The Company has generated $8.7 million in cash from operating activities since that time. This is offset by a modest increase in working capital, from December 31, 1995, of $3.5 million, reflecting lower production activity during August as a result of the extended European summer holiday. The net cash generated from operations in the nine months ended September 30, 1996 of $5.2 million has been used in both capital expenditures and the continued repayment of long-term debt.

Cash flow from Investment Activities. Net cash used in investing activities for the nine months ending September 30, 1996 was $37.6 million, reflecting the acquisition of Crossco on March 11, 1996, net of cash acquired, for approximately $35.2 million and capital expenditures since that date of approximately $2.5 million.

Cash flow from Financing Activities. Cash provided from financing activities for the nine months ended September 30, 1996 was $35.9 million, reflecting the proceeds from the issuance of Common Stock of

$80.0 million, the redemption of debt existing at the time of the Crossco acquisition of $53.6 million, and simultaneous additional borrowings of $11.5 million. On August 1, 1996 the company converted its existing debt to a revolving facility, and since that date has redeemed an additional $2.0 million of debt.

Liquidity. The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of September 30, 1996 the Company had, pursuant to a revolving credit facility, approximately $6.6 million available for immediate use, if required.

                           PART II - OTHER INFORMATION


ITEM 5.   Other Information
          -----------------

          On October 17, 1996 the Company announced that Dr. Robert L. Bratzler had resigned as Chairman and Chief Executive Officer of the Company to pursue personal business interests. Dr. Bratzler, however, continues to serve on the Company's Board of Directors and has entered into a consulting agreement with the Company. Mr. Alan R. Clark, formerly the Company's Chief Operating Officer, was named as Chairman, Chief Executive Officer and President.

          In light of Mr. Clark's appointment, the management team was realigned as follows:

     Mr. Michael A. Griffith, the Company's Chief Financial Officer, was elected to the Company's Board of Directors. In addition to his investor relations and financial management duties, Mr. Griffith assumed overall responsibility for the Company's investment in InNova and will spearhead other acquisition activities of the Company. To complement and assist Mr. Griffith in his added capacities, Mr. John E. Weir, currently Finance Director, was also appointed as Treasurer.

     Dr. J. Graham Thorpe was named Vice President, Commercial Development and will assume responsibility for worldwide product development and product sales. Dr. Thorpe will oversee all customer-critical activities, including research and development, product development, sales, and marketing.

     Mr. David F. Raynor, who is currently Director, Operations, was also named Vice President, Operations and will assume full responsibility for the day-to-day management of the Company's Dudley manufacturing facilities.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a. The exhibits listed in the Exhibit Index are filed as part of or are included in this report.

          b. On September 11, 1996 the Company filed a report on form 8-K disclosing the Company's change in its independent accountant. Arthur Anderson L.L.P. was hired to replace the Company's former accountant, Coopers and Lybrand L.L.P.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHIREX INC.




Date:    November 4, 1996                   By: /s/ Michael A. Griffith
                                                ------------------------------
                                                Michael A. Griffith
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                                    Description
--------------                                    -----------




    27                                            Financial Data Schedule.