Form 10-K405
period 1996-12-31
CHIREX INC
filed 1997-03-10
CIK 1005407

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 10, 1997
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

                                  617-431-2200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      TITLE OF EACH CLASS OF SECURITIES
    REGISTERED PURSUANT TO SECTION 12(g)                  NAME OF TRADING SYSTEM
   OF THE SECURITIES EXCHANGE ACT OF 1934                     ON WHICH LISTED
---------------------------------------------  ---------------------------------------------
        Common Stock, $.01 par value             The Nasdaq Stock Market's National Market

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934: none.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $81,998,147 as of March 6, 1997.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 6, 1997 there were 10,943,678 shares outstanding (excluding as of such date 840,798 shares of Common Stock issuable upon exercise of options with a weighted average price of $6.95 per share).
================================================================================

                                  CHIREX INC.

                                     INDEX

                                                                                       PAGE
 SECTION                                                                              NUMBER
---------                                                                             ------
PART I
Item 1.    Business.................................................................       3
Item 2.    Properties...............................................................      12
Item 3.    Legal Proceedings........................................................      12
Item 4.    Submissions of Matters to a Vote of Security Holders.....................      12

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....      13
Item 6.    Selected Historical Financial Data.......................................      14
Item 7.    Management's Discussion and Analysis of Financial Conditions and Results
           of Operations............................................................      16
Item 8.    Financial Statements and Supplementary Data..............................      22
Item 9.    Changes in and Disagreements with accountants on Accounting and Financial
           Disclosure...............................................................      86

PART III
Item 10.   Directors and Executive Officers of the Registrant.......................      86
Item 11.   Executive Compensation...................................................      86
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........      86
Item 13.   Certain Relationships and Related Transactions...........................      86

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........      86

     This Annual Report on Form 10-K includes certain forward-looking statements with the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position are forward looking statements. Such forward looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                       DOCUMENT INCORPORATED BY REFERENCE

     The required information under "Part III -- Item 10. Directors and Executive Officers of the Registrant," "-- Item 11. Executive Compensation,"
"-- Item 12. Security Ownership of Certain Beneficial Owners and Management" and "-- Item 13. Certain Relationships and Related Transactions" is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1997.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ChiRex Inc. (the "Company" or "ChiRex") is a contract manufacturing organization ("CMO") serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company currently manufactures 54 products, of which 29 are core products. The Company's customers include Cell Therapeutics Inc., ACS Dobfar SpA, Glaxo Wellcome PLC, Pfizer Inc., Pharmacia & Upjohn Inc., Procter & Gamble Company, Rohm and Haas Company, Sanofi S.A. and SmithKline Beecham plc.

     The Company was created simultaneously with its initial public offering in March 1996 (the "IPO") through the combination of a U.S.-based chiral chemistry business, SepraChem Inc., and a U.K-based pharmaceutical fine chemical manufacturing business, Sterling Organics Limited. Since the IPO, the Company has integrated these operations and further developed its advanced manufacturing facilities, commercial development process and technology base. During this time, the Company has entered into an exclusive agreement for the supply of clinical and commercial requirements for Cell Therapeutics' new cytoprotective drug, lisofylline, established a new supply relationship with Pfizer and scaled-up production of three pharmaceutical intermediates using the Company's proprietary ChiRex Technologies for three customers. In addition, the Company recently entered into an exclusive license agreement with Harvard University for kinetic resolution technology applicable to the manufacture of single-isomer forms of certain chiral intermediates, which the Company believes has significant commercial potential.

     Since the IPO, management has reviewed the Company's product portfolio and identified 29 of the 54 products it manufactured in 1996 as "core products" which the Company believes offer superior long-term growth potential, higher margins or strategic customer relationship benefits. The Company intends to focus on developing additional revenues from existing core products and through adding new core products to the Company's portfolio while phasing out non-core products to release capacity and improve profitability. In particular, the Company is actively negotiating the disposition of its acetaminophen business.

     The Company believes that its efforts to integrate its proprietary technologies with its manufacturing capabilities, along with its ongoing efforts to strengthen its core competencies, will secure and enhance its position as a leading CMO to the pharmaceutical industry.

RECENT DEVELOPMENTS

     The Company is actively negotiating the disposition of its acetaminophen business. Although acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the Company, representing approximately 31% of the Company's 1996 pro forma revenues, it is not highly profitable at the gross margin level. In connection with the disposition of the business, the Company intends to implement measures designed to significantly offset the effect on net income. The Company's decision to dispose of its acetaminophen business followed a strategic review of several alternatives and was based on a number of factors, including the continued domination of the acetaminophen business by high volume, low cost manufacturers and the Company's expectation that the market price of acetaminophen will continue to erode.

     The Company has agreed in principle with Dabur India Ltd. ("Dabur") to dissolve their joint venture, InNova Pharmaceuticals SRL ("InNova"). The Company originally sought to utilize InNova as a secure supply source of starting material for semi-synthetic paclitaxel, a compound used in the treatment of breast and ovarian cancer. Recently, however, new suppliers of this raw material have emerged, mitigating InNova's competitive advantage. Moreover, the Company is committed to focusing on its core business of developing, manufacturing and supplying pharmaceutical fine chemicals, whereas Dabur wanted to change the mission of

InNova from one of a single product joint venture to one of a multi-product generic oncology drug business. The Company believes that its low cost proprietary process technology for producing semi-synthetic paclitaxel will allow it to sell either exclusively to a major generic drug marketing company or non-exclusively to several market participants. The Company is currently pursuing these options with several major companies.

INDUSTRY

     CMOs have evolved from providing limited third-party manufacturing services to offering a full range of drug development and manufacturing capabilities. CMOs currently offer research and development and hazard evaluation capabilities, scale-up facilities, state-of-the-art analytical departments, documentation expertise, large, multi-purpose, FDA-inspected current Good Manufacturing Practices ("cGMP") facilities and efficient waste treatment facilities. The development and scale-up of customers' products requires CMOs to interact with their customers on many levels. In many cases, the customers' technical personnel work closely with the CMOs staff to scale-up new products, monitor manufacturing and assist with regulatory compliance. This process necessitates a high degree of confidence in the CMO's technical expertise as well as its ability to safeguard confidential information.

     Due to the interactive nature of their services, a CMO's success depends on the strength of its relationships with customers. Critical success factors for CMOs in developing outsourcing relationships with major life science companies include:

     - An established reputation and proven track record

     - Flexible cGMP manufacturing capacity

     - Technical competence and a broad technology base

     - Financial stability

     - Secure management of trade secrets and intellectual property rights

     According to A.D. Little, in 1996 the global market for the manufacture of pharmaceutical fine chemical intermediates and bulk actives and custom synthesis was approximately $12.0 billion. In recent years, outsourcing of drug development and manufacturing activities by pharmaceutical and biotechnology companies has increased for the following reasons:

     Cost Containment Pressures. Recently, drug companies have been focusing on more efficient ways of conducting business because of margin pressures stemming from patent expirations, market acceptance of generic drugs and pressure from regulators and payors to reduce drug prices. In addition, managed care organizations are beginning to limit the selection of drugs that affiliated physicians may prescribe, thereby further increasing competition among pharmaceutical and biotechnology companies. The Company believes that the pharmaceutical industry is responding by focusing its resources on new drug discovery, regulatory compliance and sales and marketing while outsourcing process development and supply of pharmaceutical intermediates and active ingredients.

     Reducing Drug Development Time. Pharmaceutical and biotechnology companies face increased pressure to deliver new drugs to market in the shortest possible time in order to capture market share, accelerate realization of revenue and make full use of patent protection. By working in collaboration with CMOs like the Company, pharmaceutical and biotechnology companies can focus on their core competencies of drug discovery and marketing activities. The Company believes that CMOs are often able to perform essential services with a higher level of expertise and specialization, and in less time than its customers could perform such services in-house, resulting in reduced new drug development times.

     Increasingly Complex Drug Manufacturing Processes. The Company believes an increasing proportion of drugs under development are single-isomer pharmaceuticals, which for certain drugs may have advantages over racemic mixtures, including reduced side effects, increased safety and higher potency. The ability to determine the biological activity of each isomer has led to increasing regulatory pressure to develop drugs in single-isomer form. Current FDA guidelines require a demonstration of biological activity for each isomer, including therapeutic benefits and side effects. As a result, the cost and time of development are significantly greater for compounds developed as racemic mixtures as compared to single-isomers, creating a demand for new processes and process technologies that can produce single-isomer drugs and intermediates cost effectively. Rather than develop complex manufacturing processes in-house, pharmaceutical companies are moving towards outsourcing these functions to CMOs with demonstrated process technology expertise.

     Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it have grown substantially over the past decade. Many biotechnology companies have chosen not to expend the substantial capital resources necessary to invest in a cGMP manufacturing facility, but utilize CMOs to perform these functions both during product development and commercialization.

     Although these trends will result in increased competition, the Company believes there are significant entry barriers to the high value-added CMO industry, including the need for cGMP commercial scale manufacturing capacity and world-class pilot plant facilities, access to and expertise in leading manufacturing and process technologies and the ability to manage the complex regulatory regime governing new product development.

BUSINESS STRATEGY

     The Company's goal is to be a preferred partner to major pharmaceutical and life sciences companies in the development of manufacturing processes and to supply on a commercial scale pharmaceutical intermediates and active ingredients for leading proprietary and generic drugs. The Company's strategy for achieving this objective is to:

     - leverage its research and development expertise to develop and maintain its process technologies for the manufacture of a broad spectrum of complex chemicals and extend its relationship with leading academic institutions to capture next generation process technologies;

     - expand cGMP manufacturing capacity at its Dudley facility and explore opportunities to acquire additional facilities or complementary businesses;

     - provide clinical scale manufacturing capacity with safe, efficient scale up for its customers' products in its state-of-the art pilot plant facility;

     - apply its proprietary technologies to the development and manufacture of a range of chiral intermediates which the Company intends to market at higher margins than those achievable using non-proprietary technologies; and

     - identify opportunities to develop and market complex, generic drugs where its technologies provide process and cost advantages.

CORE COMPETENCIES

     The Company offers a full range of manufacturing and process development services to its clients. These services include process research and development, clinical quantity production capability and commercial-scale manufacturing, as well as hazard evaluation capabilities, sophisticated chemical analysis services and regulatory and documentation expertise. The Company provides all or any portion of its service capabilities to its customers and works with its customers to tailor the range of services provided based on the customer's needs. The Company has developed the following core competencies.

  Advanced Manufacturing

     Over the last 30 years, the Company has developed expertise in the synthesis, scale-up and manufacture of complex pharmaceutical intermediates and active ingredients at its Dudley site. This 42-acre site was originally constructed by Sterling Winthrop Inc. in the late 1960's and became its primary pharmaceutical chemical manufacturing facility. With a production capacity of 770 cubic meters (over 200,000 gallons), the Dudley facility is one of the largest independent pharmaceutical chemical manufacturing facilities in the world. Since 1992, the Company has invested over $50 million at the site, including major expenditures on waste water treatment facilities and a new cGMP pilot plant and development center.

     There are three main production buildings at the Dudley site which have a variety of advanced equipment to provide a flexible FDA-inspected, cGMP and ISO 9002 certified manufacturing base. Two of the buildings provide multi-process facilities (including a segregated bulk pharmaceutical purification suite fitted with reactors, isolation and finishing equipment) capable of performing an extensive range of chemical transformations. The third building is a plant dedicated for the manufacture of acetaminophen. The combination of the three main production buildings and the state-of-the-art pilot plant and development center enable the Company to manufacture efficiently products in quantities from laboratory samples to commercial scale.

     The Company's quality assurance department consists of approximately 40 personnel with experience in the analysis, quality assurance, validation and registration of bulk pharmaceutical and fine chemicals. The Company's analytical laboratories contain fully-automated equipment with extensive data handling capabilities, spectroscopic systems and variable wavelength and diode-array UV capabilities designed to ensure that the Company's products comply with all pharmacopeia and regulatory requirements.

  Process Development

     The Company possesses significant expertise in manufacturing process research and development. These skills are critical to advancing a product from the laboratory to pilot plant and finally commercial scale manufacturing in a timely and cost effective manner. Following an initial inquiry, the Company provides feasibility studies and cost estimates to the customer. The Company engages in initial process research and development and produces laboratory samples. In connection with process development, the Company utilizes computer controlled reaction calorimeters and analytical equipment, and is assisted by its Scientific Advisory Board, which includes leading academics in various fields of chemistry. During 1996, the Company increased its professional process development staff by 25% to 28. Ultimately, a pilot plant product which receives regulatory approval and is deemed commercially viable is scaled-up to commercial manufacture. Historically, approximately 80% of products that reach the pilot plant result in full commercial manufacturing arrangements.

     Process development serves an important marketing function. As a result of the regulatory requirements associated with certifying a new manufacturing source, it is often advantageous for a pharmaceutical company to maintain its relationship with a CMO once the CMO is certified for the product by regulatory authorities. Consequently, the Company promotes its process research and development capabilities aggressively in an effort to establish relationships with a customer early in the product development timeline and consequently secures long-term commercial-scale supply arrangements.

  Technology

     The Company's expertise in applying a wide range of sophisticated process technologies to large scale classical chemical transformations enables it to provide its customers with safe and cost efficient commercial scale manufacturing capacity. In addition, the Company has a wide spectrum of proprietary synthesis and separation technologies for application in the manufacture of single-isomer products (the "ChiRex Technologies"). The Company is manufacturing products in the pilot plant using four of its ChiRex Technologies. Additionally, in January 1997, the Company added to this technology platform by licensing from Harvard University kinetic resolution technology applicable to the manufacture of single-isomer forms of certain chiral intermediates, which the Company believes has significant commercial potential. The Company believes that there are numerous potential commercial opportunities for the application of these technologies to the manufacture of single-isomer products, including drugs for the treatment of asthma, arthritis, obesity, cardiovascular disease, AIDS, cancer and hepatitis.

  Product Portfolio

     The Company sold 54 products in 1996, 29 of which management has identified as core products and 25 of which are non-core products. The 54 products include 48 pharmaceutical products and six fragrance and flavor, agrichemical and polymer products. Nearly all of the products produced or under development by the Company are governed by secrecy agreements which contain, among other things, restrictions on the disclosure of the customer, the product and the therapeutic indication.

  Core Products

     Management has identified 29 core products (including seven new products for 1996) which it believes offer superior long-term growth potential, higher margins or strategic customer relationship benefits. Twelve of the Company's core products are produced in its development center. In 1996, core products accounted for 56% of the Company's total pro forma revenues. Twenty-three of the Company's core products are manufactured for use in pharmaceuticals, with the remaining six products manufactured for the fragrance and flavor, agrichemical and polymer markets. The Company's customers' pharmaceutical products are used in the treatment of, among others, cancer, cardiovascular disease, AIDS, urinary tract infections and high cholesterol. Major pharmaceutical customers include ACS Dobfar, Glaxo Wellcome, Pfizer, Pharmacia & Upjohn and Sanofi. The Company manufactures eight products for Sanofi under a renewable long-term contract which (excluding acetaminophen) accounted for 40% of the Company's 1996 pro forma revenues. In addition, the Company currently manufactures two commercial agrichemical core products for Rohm and Haas, which (excluding acetaminophen) accounted for approximately 19% of the Company's 1996 pro forma revenues.

  Non-Core Products

     The Company intends to phase out the manufacture of products which do not meet management's criteria regarding profitability, growth profile or customer development potential. There are currently 25 non-core products, including acetaminophen, which the Company plans to eliminate from its product portfolio. In 1996, non-core products (including acetaminophen) accounted for 44% of the Company's total revenues.

     The Company is engaged in active negotiations for the disposition of its acetaminophen business. Although acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the Company, representing approximately 31% of the Company's 1996 pro forma revenues, it is not highly profitable at the gross margin level. The Company's decision to dispose of its acetaminophen business followed a strategic review of several alternatives and was based on a number of factors, including the continued domination of the acetaminophen business by high volume, low-cost manufacturers and the Company's expectation that the market price of acetaminophen will continue to erode.

DEVELOPMENT PRODUCTS

     The Company has over 30 years of experience collaborating with pharmaceutical companies on the process development of new pharmaceutical products. The Company's work in the development stage of its customers' products provides a strong foundation for securing supply arrangements for full-scale manufacturing upon commercialization. Products are no longer considered development products when they are produced by the Company on a commercial scale.

     The Company provides development and pilot-scale manufacturing services for its pharmaceutical customers, including Cell Therapeutics, Glaxo Wellcome, Pharmacia & Upjohn, Pfizer and SmithKline Beecham. The following table sets forth 40 products in the Company's development pipeline which the Company believes have significant revenue potential. Twelve of these products have been identified as core products, are produced at pilot-scale and had revenues associated with them in 1996. The remaining products are at an earlier stage in the development cycle and have not been identified as core products.

                                                     NUMBER OF
          DEVELOPMENT PHASE OF DRUG(1)            COMPANY PRODUCTS       REPRESENTATIVE INDICATIONS
------------------------------------------------  ----------------     ------------------------------
Approved........................................          7            Cancer, AIDS, Hypertension,
                                                                       Diabetes
Phase III.......................................         11            Cancer, Pancreatitis, Central
                                                                       Nervous System Disorder
Phase II........................................          3            Migraine, AIDS, Cardiovascular
                                                                       Disease
Preclinical/Phase I/Unknown.....................         19            Various

---------------
(1) Based on customer provided or publicly available information.

     The seven approved products have been produced on a commercial scale by manufacturers other than the Company. However, the Company is working with its customers to gain the necessary regulatory approval to participate in the manufacture of these products.

TECHNOLOGY

     The Company has developed expertise in the large-scale operation of many classical chemical transformation technologies and has the exclusive rights to use the ChiRex Technologies in a defined field on a perpetual basis under 45 U.S. patents and several patent applications. In addition, it has accumulated experience in the effective management of the risks inherent in handling toxic or hazardous raw materials and products and in carrying out hazardous chemical reactions. The Company's expertise allows pharmaceutical companies to have complex multi-step procedures carried out at a single site, which increases the ability of such companies to maintain confidentiality, product supervision and management.

     The Company's ChiRex Technologies consist of a broad platform of proprietary asymmetric synthesis and resolution technologies, which it believes provide multiple manufacturing routes to produce single-isomer chiral pharmaceutical intermediates and active ingredients. The Company selects the most appropriate ChiRex Technology for a particular application based on several factors, including the cost of any required catalyst, the availability and cost of the starting materials and the cost of recovering and recycling by-products. The following table summarizes certain aspects of the ChiRex Technologies:

                                                              DEVELOPMENT
           TECHNOLOGY                         USE                PHASE     METHOD OF MANUFACTURE
---------------------------------  -------------------------  -----------  ---------------------
Kinetic Resolution...............  Catalytic ring opening of  Pilot Plant  Asymmetric Synthesis epoxides to make chiral
                                   epoxides and diols
Asymmetric dihydroxylation.......  Catalytic asymmetric       Commercial   Asymmetric Synthesis
                                   reaction to make chiral
                                   diols using Sharpless
                                   catalyst
Asymmetric epoxidation...........  Catalytic oxidation to     Commercial   Asymmetric Synthesis
                                   make chiral epoxides
                                   using Jacobsen catalyst
Enzymatic resolution.............  Enzymatic                  Commercial   Resolution
                                   biotransformation
Diastereomeric crystallization...  Resolution by              Commercial   Resolution
                                   crystallization
Asymmetric reduction.............  Catalytic reduction to     Laboratory   Asymmetric Synthesis
                                   make chiral alcohols

     Single-isomer chiral chemicals are generally manufactured by asymmetric synthesis or resolution. In asymmetric synthesis, the single-isomer form of the drug or intermediate is synthesized directly from a precursor compound that is achiral. With resolution, the single-isomer is separated from a racemic mixture. Asymmetric synthesis is often the preferred method of producing single-isomer drugs or intermediates due to the potential higher attainable yields. Due to the technical challenges of developing a cost-effective process, however, there are few asymmetric synthesis processes demonstrated at commercial scale.

     The Company continues to improve its leading technology position through significant research and development expenditures and by maintaining close relationships with its Scientific Advisory Board and institutional research partners. On January 28, 1997, the Company entered into an exclusive license agreement with Harvard University for the application of kinetic resolution technology ("KR Technology") to a wide range of pharmaceutical products. KR Technology is a new technology developed by Professor Eric N. Jacobsen, a member of the Company's Scientific Advisory Board, which the Company believes will enable it to produce single-isomer pharmaceutical intermediates in a more cost-effective process than others currently available. The Company intends to utilize KR Technology to develop and market new pharmaceutical intermediates to many customers for multiple applications.

     In support of these technologies, the Company maintains a state-of-the-art hazards evaluation laboratory where operating hazards are identified and safe operating parameters established for all processes before they are carried out in the pilot plant. The pilot plant is then used to confirm the safe operation of the process and evaluate scale-up parameters before moving to full-scale operation. In addition, the Company has accumulated extensive in-house experience in the development and application of microprocessor control systems to control process hazards and improve the reproducibility of process performance and product quality.

SALES AND MARKETING

     The Company markets the majority of its products directly to pharmaceutical and other life science companies. An important component of the Company's strategy is to pursue long-term supply relationships with selected major customers. The Company employs sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and the Company's research and development personnel.

     The Company, as part of its ongoing commercial development efforts, maintains a presence at important international trade shows and hosts a bi-annual international technical symposium to which selected senior representatives and executives of the research and development organizations of major pharmaceutical companies are invited. In addition, the Company's technical personnel and marketing present papers at symposia on a regular basis.

PATENTS AND PROPRIETARY TECHNOLOGY

     Proprietary rights relating to the Company's products and processes will generally be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. The Company currently has the exclusive, royalty-free perpetual right and license to use and practice the ChiRex Technologies on a worldwide basis in a defined field under 45 U.S. patents and several patent applications. The material patents licensed to the Company expire at various times beginning in 2005. The Company has ongoing research efforts and expects to seek additional patents in the future covering patentable results of such research. Certain of the Company's technology is not covered by any patent or patent application. There can be no assurance that any pending patent applications filed by the Company will result in patents being issued or that any patents now or hereafter owned or licensed by the Company will afford protection against competitors with similar technology, will not be infringed upon or designed around by others or will not be challenged by others and held to be invalid or unenforceable. In the absence of patent protection, the business of the Company may be adversely affected by competitors who independently develop substantially equivalent technology.

     There may now or in the future be issued third-party patents relating to technology utilized by the Company. The Company may need to acquire licenses to, or to contest the validity of, any such patents. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent, and any such claim could adversely affect sales of the challenged product until the claim is resolved. Furthermore, any such dispute could result in a rejection of the Company's patent applications or the invalidation of its patents. There can be no assurance that any license required under any such patent would be made available or, if available, would be available on acceptable terms or that the Company would prevail in any litigation involving such patent. Any of the foregoing adverse results could have a material adverse effect on the Company and its results of operations.

     The Company also seeks to protect its proprietary technology, including technology which may not be patented nor patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will be enforceable and will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors.

COMPETITION

     Competition in the Company's market is based upon reputation, service, manufacturing capability and expertise, reliability of supply and price. In addition, the Company's success depends to a significant extent on its ability to sell products to potential customers at an early stage of product development. The Company's current competitors include Alusuisse-Lonza Holdings AG, DSM Andeno B.V. and Laporte PLC. In the acetominophen business, the Company's competitors include Rhone-Poulene S.A. and Mallinckrodt Group Inc. In addition, the Company competes with major pharmaceutical manufacturers (including a number of the Company's customers) who develop their own process technologies and manufacture fine chemicals and pharmaceutical intermediates in-house.

     The Company encounters, and expects to continue to encounter, intense competition in obtaining contracts for the sale of its products. The market in which the Company competes is characterized by extensive research efforts and rapid technological progress. Competition may increase further as a result of advances that may be made in the commercial applicability of the Company's and competitors' technologies and greater availability of capital for investment in these fields. In addition, the Company faces intense competition for scientific, managerial and marketing personnel from other companies, research and academic institutions and governmental entities.

     The Company also has encountered, and expects to continue to encounter, intense competition for the acquisition of additional manufacturing capacity. The Company's competitors for manufacturing capacity include CMOs and certain pharmaceutical and chemical companies, some of which have substantially greater financial resources than the Company.

ENVIRONMENTAL REGULATION

     The manufacturing and research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products in the United Kingdom. In the event of contamination or injury from hazardous materials, the Company could be held liable for any resulting damages and any such liability could exceed its resources.

     The Company's manufacturing plant in Dudley, United Kingdom, is subject to the U.K. Environmental Protection Act 1990 ("EPA 1990"), which requires authorizations for any industrial air and water discharges and solid waste disposal. The individual authorizations are contained within several Integrated Pollution Control ("IPC") authorizations under the 1991 Environmental Protection Regulations adopted pursuant to the EPA 1990. The Company's IPC authorizations are administered by the U.K.'s Environment Agency ("EA").

     The Company believes it is in compliance in all material respects with its IPC authorization conditions, limitations and compliance schedules. The Company possesses "envelope" authorizations for its air pollutant emissions, which enable the Company to alter its production lines and processes to a degree without seeking additional authorizations. The Company has committed itself in a plan submitted to the EA to implement certain air pollution emission reduction programs.

     The Company has a consent to discharge its process waste water, following treatment in the Company's biological waste water pretreatment plant, into local sewers for further treatment by the company that owns and operates the local area wastewater treatment facility, which discharges its effluent to the River Tyne. Northumbrian Water Limited ("NWL") is the local sewer operator and the EA is the governmental regulatory body responsible for the regulation of NWL and the country's rivers. In the past, the Company has had periodic difficulty in meeting its consent limits for suspended solids in waste water. During 1996, the Company reached agreement with NWL which resulted in a relaxation of the consent limit for suspended solids. The Company also made certain capital improvements to its biological waste water treatment plant, and it is now generally in compliance with the consent limit. If the consent limit is exceeded, the plant must adhere to certain notice and corrective action procedures. This compliance program was developed in consultation with and has received the approval of the EA.

     Since the IPO, the Company reached agreement with NWL and the EA on a set of contingency measures that would be taken in the event the Company's biological pretreatment plant experienced a treatment upset or, due to malfunction or other failure had to be bypassed for a period of time. The procedures are designed to minimize the impact of such occurrences while allowing the Company to continue its production operations, which in the absence of such agreed procedures, would have been subject to potential shutdown.

     The Environment Act of 1995 ("1995 Act") imposes strict, retroactive clean-up liability on persons responsible for creating or contributing to contaminated sites. Landowners are presumptively liable under this statute for conditions existing on their property where a different responsible party can not be found. The Company believes that the limited areas of subsurface contamination presently known to exist at the site are confined and will not give rise to liability under the 1995 Act. However, there can be no assurance that the Company will not be required in the future to incur remedial costs pursuant to the 1995 Act. Such costs, and other unanticipated costs of compliance with environmental laws and regulations in the future, could have a material adverse effect on the Company's results of operations.

     There can be no assurance that future expenditures for environmental compliance and control, including reductions of air emissions, waste water treatment improvements and remediation matters, will not have a material adverse effect on the Company's results of operations.

OTHER GOVERNMENTAL REGULATION

     The Company's operations, as well as those of its customers, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. In particular, the Company is required to adhere to applicable FDA regulations with respect to cGMP, including extensive record keeping and reporting and periodic inspections of manufacturing facilities. Similar requirements are imposed by regulatory authorities in other countries. Failure to comply with the applicable regulatory requirements can among other things result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing emissions control, laboratory procedures and the handling of hazardous materials. Any violation of, and cost of compliance with, these laws and regulations could adversely affect the Company's operations.

     In addition, compliance with governmental laws and regulations, including environmental laws and regulations, requires the Company to obtain permits issued by appropriate regulatory agencies. Permits generally require periodic renewal or review of their conditions, and public comment may be solicited in the permitting process. There can be no assurance that the Company will be able to obtain all necessary permits or renew all existing permits, or that material changes in permit conditions will not be imposed or that material public opposition will not surface. Failure to obtain or renew certain permits could result in the shutdown of the Company's facility, the imposition of significant fines or require the Company to incur significant expenditures to comply with the law.

     The Company is subject to environmental, labor, health and workplace safety regulation pursuant to a variety of national and local legislation in the United Kingdom. The Company is also subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and the Toxic Substances Control Act. In addition, numerous other domestic and foreign government regulations govern the Company.

EMPLOYEES

     As of December 31, 1996, the Company had 490 full-time employees, of which 485 employees were based at the Company's site in Dudley. Three hundred and thirty-two of the full-time employees at such site are unionized. The Company believes its labor relations are satisfactory.

ITEM 2.  PROPERTIES

     The Company's 42-acre manufacturing facility in Dudley, England was originally constructed by Sterling Winthrop Inc. in the late 1960's and became its primary pharmaceutical chemical manufacturing facility. With a production capacity of 770 cubic meters (over 200,000 gallons), the Dudley facility is one of the largest independent pharmaceutical chemical manufacturing facilities in the world. Since 1992, the Company has invested over $50 million at the site, including major expenditures on waste water treatment facilities and a new cGMP pilot plant and development center.

     There are three main production buildings at the Dudley site which have a variety of advanced equipment to provide a flexible FDA-inspected, cGMP and ISO 9002 certified manufacturing base. Two of the buildings provide multi-process facilities (including a segregated bulk pharmaceutical purification suite fitted with reactors, isolation and finishing equipment) capable of performing an extensive range of chemical transformations. The third building is a plant dedicated for the manufacture of acetaminophen. The combination of the three main production buildings and the state-of-the-art pilot plant and development center enable the Company to manufacture efficiently products in quantities from laboratory samples to commercial scale. Capacity utilization at the Dudley facility varies in accordance with the number and nature of products under manufacture. Management currently estimates that the Dudley facility (excluding acetaminophen) is operating in a range of 65% to 75% capacity utilization.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the outcome of such proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

     In a proceeding now pending before the U.S. Patent and Trademark Office's Trademark Trial and Appeal Board, Phenomenex, Inc. of Torrance, California, has formally opposed the Company's attempt to register the ChiRex name for "single isomer chiral intermediate chemical compounds and active ingredients for use in the manufacture of pharmaceuticals." As a basis for the opposition, Phenomenex asserts, inter alia, that it was using ChiRex as a trademark for chiral chemical compounds used in liquid chromatography columns before the Company adopted the name and that consumers are likely to be confused as to the source of the Company's and Phenomenex's products because of their similarities and an overlap in the channels of trade in which they travel. The proceeding is at an early stage, and the Company does not expect a decision as to whether it can register its name prior to the first quarter of 1998. The Company's management strongly disputes Phenomenex's allegations, and intends to vigorously defend the Company's position. However, there can be no assurance that the Company will prevail in any such proceeding or be able to settle any such dispute on terms favorable to the Company. Were Phenomenex to pursue and prevail on its claims, the Company could be required to cease using the ChiRex name which could have a material adverse affect on the Company's business and results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Common Stock was initially offered to the public on March 5, 1996 at a price of $13.00 per share. The Common Stock is listed and traded on The Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "CHRX." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported by Nasdaq.

                                                                         HIGH        LOW
                                                                        -------     ------
    1996:
      First Quarter (from March 5)....................................  $ 13.25     $ 9.50
      Second Quarter..................................................    13.25      10.00
      Third Quarter...................................................    13.38       7.88
      Fourth Quarter..................................................    13.50       9.50

     On March 6, 1997, the last reported sale price of the Common Stock as reported by Nasdaq was $10.75. As of March 6, 1997, there were approximately 2,800 holders of record of the Common Stock.

                                DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings for use in the Company's business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data of ChiRex Inc. as of December 31, 1995 and for the years ended December 31, 1994 and 1995, has been derived from the financial statements of ChiRex Inc. which appear elsewhere in this document and which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected historical financial data for ChiRex Inc. as of December 31, 1996 and for the year then ended, has been derived from the financial statements of ChiRex Inc. which appear elsewhere in this document and which have been audited by Arthur Andersen LLP, independent accountants. This information should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CHIREX INC.

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                      1993        1994        1995         1996
                                                     -------     -------     -------     --------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues...........................................  $ 4,633     $ 1,810     $ 2,754     $ 74,615
Cost and expenses:
  Cost of goods sold...............................    1,565         814       1,715       56,508
  Research and development.........................    3,458       2,343         595        3,517
  Selling, general and administrative..............    1,999       1,964       2,099        8,876
  Write-off of in-process research and
     development...................................        0           0           0        5,790
  Stock compensation charge........................        0           0           0        5,611
                                                     -------     -------     -------     --------
  Total costs and expenses.........................    7,022       5,121       4,409       80,302
                                                     -------     -------     -------     --------
Operating loss.....................................   (2,389)     (3,311)     (1,655)      (5,687)
Interest expense...................................        0           0           0         (755)
Other expense......................................        0           0        (797)           0
                                                     -------     -------     -------     --------
Loss before income taxes...........................   (2,389)     (3,311)     (2,452)      (6,442)
Provision for income taxes.........................        0           0           0        1,867
                                                     -------     -------     -------     --------
Net loss...........................................  $(2,389)    $(3,311)    $(2,452)    $ (8,309)
                                                     =======     =======     =======     ========
BALANCE SHEET DATA (END OF PERIOD):
Cash...............................................  $     0     $     0     $     1     $    291
Total assets.......................................    2,531       1,873       2,693      130,806
Long-term debt.....................................        0           0           0        3,933
Stockholders' equity...............................    2,351       1,873       2,693       90,068

     The following selected historical financial data of ChiRex Limited (formerly Sterling Organics Limited) as of December 31, 1994 and for the years ended December 31, 1993, 1994 and the period from January 1, 1995 to August 10, 1995, has been derived from the combined financial statements of Sterling Organics Limited which appear elsewhere in this document and which have been audited by Coopers & Lybrand, independent accountants. The following selected historical financial data of ChiRex (Holdings) Limited (formerly named Crossco
(157) Limited) as of December 31, 1995 and for the period from August 10, 1995 to December 31, 1995, has been derived from the consolidated financial statements of Crossco (157) Limited which appear elsewhere in this document and which have been audited by Coopers & Lybrand, independent accountants. This information should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CHIREX (HOLDINGS) LIMITED AND CHIREX LIMITED

                                                                                         CHIREX (HOLDINGS) LIMITED(1)
                                                   CHIREX LIMITED                      --------------------------------
                                ----------------------------------------------------      PERIOD FROM
                                                                                           INCEPTION       PERIOD ENDED
                                       YEAR ENDED DECEMBER 31,          PERIOD ENDED   (AUGUST 10, 1995)    MARCH 11,
                                -------------------------------------    AUGUST 10,     TO DECEMBER 31,        1996
                                 1991      1992      1993      1994       1995(1)            1995          (UNAUDITED)
                                -------   -------   -------   -------   ------------   -----------------   ------------
                                                (IN THOUSANDS OF U.S. DOLLARS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues......................  $76,422   $85,609   $74,497   $78,859     $ 51,375          $34,828          $ 15,212
Costs and expenses:
  Cost of goods sold..........   70,365    74,245    66,529    68,572       44,220           30,836            12,564
  Research and development
    expenses..................      410     1,741     1,564     1,816        1,115              651               558
  Selling, general and
    administrative............    4,167     6,202     4,908     5,598        2,156            2,728             1,300
                                -------   -------   -------   -------      -------          -------           -------
         Total costs and
           expenses...........   74,942    82,188    73,001    75,986       47,491           34,215            14,422
                                -------   -------   -------   -------      -------          -------           -------
Operating income..............    1,480     3,421     1,496     2,873        3,884              613               790
  Interest income (expense)...               (181)      264       237           16           (1,927)             (690)
  Other income................      100       484       379       481          402                5                 0
                                -------   -------   -------   -------      -------          -------           -------
Income before income tax
  expense.....................    1,580     3,724     2,139     3,591        4,302           (1,309)              100
  Income tax expense..........      653     1,353       935     1,061        1,327             (351)               33
                                -------   -------   -------   -------      -------          -------           -------
         Net income (loss)....  $   927   $ 2,371   $ 1,204   $ 2,530     $  2,975             (958)               67
                                =======   =======   =======   =======      =======
Dividends on preference
  shares......................                                                                 (243)             (217)
                                                                                            -------           -------
         Net loss for ordinary
           shares.............                                                              $(1,201)         $   (150)
                                                                                            =======           =======
BALANCE SHEET DATA (END OF PERIOD):
Cash..........................  $    49   $     0   $ 3,329   $     0     $    396          $ 7,845          $  7,517
Total assets..................   77,450    75,552    73,362    77,016       82,727           79,961            78,793
Long-term debt................        0         0         0         0            0           40,304            40,376
Total shareholders' equity....   58,408    49,824    50,502    54,849       59,821              365               322

---------------
(1) On August 10, 1995, ChiRex Limited was acquired by ChiRex (Holdings)
    Limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

INTRODUCTION

     ChiRex Inc. ("the Company" or "ChiRex"), incorporated in 1995, is a combination of Sterling Organics Limited (subsequently renamed ChiRex Limited, "ChiRex Ltd."), a fine chemicals manufacturer, and the chiral chemistry business of Sepracor Inc. ("Sepracor"), which was conducted through its subsidiary, SepraChem Inc. (subsequently renamed ChiRex America Inc., "ChiRex America"). The Company completed its initial public offering ("the IPO") of 6,675,000 shares of its Common Stock, $0.01 par value per share, on March 11, 1996. Concurrent with the IPO, ChiRex America was contributed to the Company in exchange for 3,520,889 shares of Common Stock through a merger of a newly formed wholly-owned subsidiary of the Company with and into ChiRex America (the "Merger"). In conjunction with the Merger, certain executives and directors of ChiRex America received shares or options to purchase shares of Common Stock with an intrinsic value totaling $5.6 million which resulted in a compensation charge and an increase to additional paid in capital.

     Concurrent with the IPO, the share capital of Crossco (157) Limited (subsequently renamed ChiRex (Holdings) Limited, "ChiRex Holdings Ltd."), a private company incorporated in England and Wales that is the sole shareholder of ChiRex Ltd., was contributed to the Company (the "Contribution") in exchange for 3,739,206 shares of Common Stock and promissory notes (including a loan stock note) of the Company. Certain shares of Common Stock issued in connection with the Contribution and the promissory notes (including the loan stock note) were redeemed by the Company concurrently with, and using the proceeds from, the IPO. The proceeds from the IPO were also used to repay indebtedness under an existing financing arrangement.

     ChiRex Inc. is a contract manufacturing organization serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. In 1996, the Company manufactured 54 products at its cGMP manufacturing facility in Dudley, England. Capacity utilization at the Dudley facility varies in accordance with the number and nature of products under manufacture. Management currently estimates that the Dudley facility (excluding acetaminophen) is operating in a range of 65% to 75% capacity utilization. Management has reviewed the Company's product portfolio and identified 29 of the 54 products it manufactured in 1996 as "core products" which the Company believes offer superior long-term growth potential, higher margins or strategic customer relationship benefits.

     The Company is actively negotiating the disposition of its acetaminophen business. Although acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the Company, representing approximately 31% of the Company's 1996 pro forma revenues, it is not highly profitable at the gross margin level. In connection with the disposition of the business, the Company intends to implement measures designed to substantially offset the effect on net income. The Company's decision to dispose of its acetaminophen business followed a strategic review of several alternatives and was based on a number of factors, including the continued domination of the acetaminophen business by high volume, low cost manufacturers and the Company's expectation that the market price of acetaminophen will continue to erode. The Company expects that the immediate impact of the disposition of this business would be a decrease in revenue and an increase in gross margin percentage. The impact on net income will depend on the effectiveness of the Company's cost reduction efforts. In addition, any such disposition would result in a one-time charge related to plant closure, severance and other costs related to the disposition of this business. The magnitude and timing of this charge cannot currently be estimated with certainty.

     Substantially all of the Company's revenues and expenses are denominated in Pounds Sterling, and to prepare the Company's financial statements such amounts are translated into U.S. Dollars at average exchange rates in accordance with generally accepted accounting principles. The average exchange rate used to make this translation in 1994, 1995 and 1996 was $1.59, $1.64 and $1.56 respectively, per (pound). Period-to-period changes in exchange rates can affect the comparability of the Company's financial statements.

RESULTS OF OPERATIONS

     In order to make the comparison of financial information for 1996 with that of 1995 and 1994 more meaningful, the following tables set forth (i) the historical results of the Company for 1996 and the pro forma 1996 results of the Company which give effect to the Contribution as if it had occurred on January 1, 1996, and as adjusted to exclude various non-recurring charges resulting from the Contribution and the Merger (consisting of an adjustment to restate inventory at fair value, the write-off of acquired in-process research and development and a non-recurring expense relating to certain executive stock compensation), (ii) the audited operating results of ChiRex combined with the audited operating results of ChiRex Holdings Ltd. for the period from August 10, 1995 to December 31, 1995 and ChiRex Ltd. for the period from January 1, 1995 to August 10, 1995 and (iii) the combined audited operating results of ChiRex and ChiRex Ltd. for the year ended December 31, 1994. There were no intercompany transactions requiring elimination in any of the periods presented. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma, pro forma as adjusted and combined financial data set forth in the following tables are not necessarily indicative of future operations or what the Company's results of operations would actually have been had the various transactions set forth below occurred as described. The period-to-period comparisons that follow the tables compare the pro forma as adjusted and combined results of operations set forth in the following tables for the periods indicated and not the actual results of operations of any of the constituent entities.

     The Contribution was accounted for using the purchase method of accounting. The cost of the Contribution exceeded the estimated fair value of the acquired net assets by $29.5 million, which is being amortized over a period of 25 years. The allocation of the purchase price for the Contribution was based on estimates of fair value of net assets, including purchased in-process research and development costs of $5.8 million which were written off immediately following the Contribution.

     ChiRex America was established in November 1994 as a wholly-owned subsidiary of Sepracor. Effective January 1, 1995, Sepracor transferred its chiral chemistry business, which was then operated as a division, to ChiRex America in exchange for 7,999,999 shares of common stock of ChiRex America. The exchange was treated as a transfer between entities under common control and, therefore, the assets, liabilities, revenues and expenses of the transferred business are representative of Sepracor's historical costs at the date of transfer. Operating losses incurred from the inception of ChiRex America through January 1, 1995, were recorded as a reduction in the net balance transferred to ChiRex America by Sepracor.

     In 1996, the management of ChiRex adopted a new cost accounting policy for the manufactured inventory of ChiRex Ltd. effective as of March 11, 1996, the date of the Contribution. Under this policy, various indirect and contractual research expenses (which were previously allocated to inventory) were reclassified as selling, general and administrative and research and development expenses, respectively, to more closely conform to industry standards. This new accounting policy accounted for $5.1 million of the $9.0 million decrease in cost of goods sold from 1995 to 1996. Accordingly, a comparison of gross margin for such periods is not meaningful.

                         COMPARATIVE OPERATING RESULTS

                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                    CHIREX
                                                  (HOLDINGS)
                                               LIMITED JANUARY 1,      PRO
                                      CHIREX       1996 THRU        FORMA          PRO                      PRO FORMA
                1996                   INC.      MARCH 11, 1996    ADJUSTMENTS      FORMA    ADJUSTMENTS     AS ADJUSTED
------------------------------------  -------    ---------------   -----------     -------   -----------     -----------
                                                   (UNAUDITED)
Revenues............................  $74,615       $15,212                       $89,827     $     0         $89,827
Cost of goods sold..................   56,508        12,564         $   112(1)     69,184      (1,372)(5)      67,812
                                      -------       -------            ----       -------     -------         -------
Gross profit........................   18,107         2,648            (112)       20,643       1,372          22,015
Research and development............    9,307           558                         9,865      (5,790)(6)       4,075
Selling, general and
  administrative....................   13,563         1,300             225(2)     14,863      (5,611)(7)       9,252
Goodwill............................      924             0                         1,149           0           1,149
Interest expense....................      755           690            (440)(3)     1,005           0           1,005
                                      -------       -------            ----       -------     -------         -------
Income (loss) before income taxes...   (6,442)          100             103        (6,239)     12,773           6,534
Provision for income taxes..........    1,867            33             108(4)      2,008         453(8)        2,461
                                      -------       -------            ----       -------     -------         -------
Net income (loss) before preferred
  dividend..........................  $(8,309)      $    67              (5)      $(8,247)    $12,320         $ 4,073
                                      =======       =======            ====       =======     =======         =======

                                                                    CHIREX
                                      CHIREX        CHIREX        (HOLDINGS)
                1995                   INC.         LIMITED        LIMITED                             COMBINED(9)
------------------------------------  -------       -------       ----------                           -----------
Revenues............................  $ 2,754       $51,375        $ 34,828                              $88,957
Cost of goods sold..................    1,715        44,220          30,836                               76,771
                                      -------       -------         -------
Gross profit........................    1,039         7,155           3,992                               12,186
Research and development............      595         1,115             651                                2,361
Selling, general and
  administrative....................    2,099         2,156           2,728                                6,983
Interest and other (income)
  expense...........................      797          (418)          1,922                                2,301
                                      -------       -------         -------
Income (loss) before income taxes...   (2,452)        4,302          (1,309)                                 901
Provision (benefit) for income
  taxes.............................        0         1,327            (351)                                 976
                                      -------       -------         -------
Net income (loss) before preferred
  dividend..........................  $(2,452)      $ 2,975        $   (958)                             $  (435)
                                      =======       =======         =======

                                      CHIREX        CHIREX
                1994                   INC.         LIMITED                                           COMBINED(10)
------------------------------------  -------       -------                                           ------------
Revenues............................  $ 1,810       $78,859                                             $ 80,669
Cost of goods sold..................      814        68,572                                               69,386
                                      -------       -------
Gross profit........................      996        10,287                                               11,283
Research and development............    2,343         1,816                                                4,159
Selling, general and
  administrative....................    1,964         5,598                                                7,562
Other...............................        0          (718)                                                (718)
                                      -------       -------
Income loss before income taxes.....   (3,311)        3,591                                                  280
Provision for income taxes..........        0         1,061                                                1,061
                                      -------       -------
Net income (loss)...................  $(3,311)      $ 2,530                                             $   (781)
                                      =======       =======

Footnotes appear on the following page.

---------------
Notes to the pro forma and other adjustments for the year ended December 31, 1996 and the combination of operating results of ChiRex, ChiRex Holdings Ltd. and ChiRex Ltd. for the years ended December 31, 1995 and 1994.

 (1) Increase in depreciation reflecting the increased valuation of ChiRex Holdings Ltd.'s fixed assets for the period prior to the Contribution.

 (2) Increase in amortization of goodwill related to the period prior to the Contribution.

 (3) Reduction in interest expense related to debt retired in connection with the Contribution.

 (4) Income tax effect of pro forma adjustments, excluding amortization of goodwill, which is not deductible for tax purposes.

 (5) To reverse the one-time effect of the purchase method of accounting step-up of inventory to fair value at the time of the Contribution.

 (6) To reverse the one-time effect of the write-off of research and development expenses that were in-process at the time of the Contribution.

 (7) To reverse the one-time effect of stock compensation charge associated with granting of stock and options to purchase stock in connection with the Merger.

 (8) Tax effect of the adjustment described in note (5) above.

 (9) Reflects the audited historical operating results of ChiRex for the year ended December 31, 1995 combined with the audited historical operating results of ChiRex Holdings Ltd. for the period from August 10, 1995 to December 31, 1995 and ChiRex Ltd. for the period from January 1, 1995 to August 10, 1995, respectively. See "Item 6. Selected Historical Financial Data."

(10) Reflects the combination of the audited historical operating results of ChiRex Inc. for the year ended December 31, 1994 and the audited historical operating results of ChiRex Ltd. for the year ended December 31, 1994.

  Years ended December 31, 1995 and 1996

     Revenues increased $0.8 million, or 1.0%, from $89.0 million in 1995 to $89.8 million in 1996. Revenues from core products, which accounted for 55.7% of revenues in 1996, increased by $13.1 million or 35.3%, while non-core products (excluding acetaminophen), which accounted for 13.2% of revenues in 1996, decreased by $11.1 million or 48.4%. Existing core products revenues increased by $9.2 million, and seven new products contributed $3.9 million of revenues. Revenues attributable to acetaminophen, which accounted for 31.1% of revenues in 1996, declined by $1.2 million compared to 1995 due to lower demand for product from Sanofi. Product price changes did not contribute significantly to changes in revenue between the two periods.

     Cost of goods sold decreased $9.0 million, or 11.7%, to $67.8 million in 1996 (excluding the fair value of inventory adjustments in 1996) from $76.8 million in 1995. Of the reduction, $5.1 million was due to the reclassification of inventory charges as selling, general and administrative expenses and research and development expenses. The remainder of the reduction was due to the selective replacement of high-cost non-core products, as well as improved efficiencies due to continual process improvement and the reduction in fixed costs following organizational changes in the Company's structure.

     Research and development expenses (excluding the write-off of in-process research and development expenses in 1996) increased $1.7 million, or 70.8%, to $4.1 million in 1996 from $2.4 million in 1995. Of the increase, $0.9 million was due to the reclassification of contract research expenses previously classified as cost of goods sold. The remaining increase was due to higher expenses of $0.6 million related to increased activity in the pilot plant to support the new product pipeline and an increase of $0.2 million related to the cost of additional research chemists.

     Selling, general and administrative expenses (excluding stock compensation charged in 1996) increased $2.3 million, or 32.5%, to $9.3 million in 1996 from $7.0 million in 1995. The reclassification of inventory charges from cost of goods sold resulted in an increase of $4.2 million, and non-recurring legal and consulting fees resulted in an increase of $0.4 million. These increases were offset by a reduction in fixed costs following organizational changes to the Company's structure.

     Interest expense and other income in 1995 of $2.3 million includes interest expense of $1.9 million and $0.8 million incurred in connection with the unconsummated initial public offering of ChiRex America in 1995, offset by other income of $0.4 million. Interest expense (on a pro forma basis), in 1996 decreased $0.9 million, or 47.7%, from $1.9 million in 1995 to $1.0 million in 1996 as a result of lower borrowing requirements in 1996 due to increased cash flow from operations and the actual and pro forma effect of the repayment of debt with proceeds from the IPO.

     Income tax expense was $2.5 million in 1996 (an effective tax rate of 37.6%) compared to $1.0 million in 1995. The effective tax rate in 1996 (on a pro forma basis) exceeds statutory rates primarily due to non-deductible goodwill associated with the Contribution.

     As a result of the factors described above, the pro forma as adjusted net income was $4.1 million in 1996 compared to a $0.4 million combined loss before preferred dividend in 1995.

  Years ended December 31, 1994 and 1995

     Total revenues increased $8.3 million, or 10.3%, to $89.0 million in 1995 compared to $80.7 million in 1994, due principally to the introduction of new products and increased volume of existing products. Sales of new products accounted for $2.6 million of the increase.

     Cost of goods sold increased $7.4 million, or 10.6%, to $76.8 million in 1995 compared to $69.4 million in 1994 as a result of new products and higher production levels. Gross margin declined slightly to 13.7% in 1995 from 14.0% in 1994.

     Research and development expenses decreased $1.8 million to $2.4 million in 1995 from $4.2 million in 1994 due to reduced research and development expenditures by SepraChem Inc. during 1995, as it increased the emphasis on production scale-up activities.

     Selling, general and administrative expenses decreased $0.6 million, or 7.7%, to $7.0 million in 1995 from $7.6 million in 1994 due primarily to lower share of Sepracor's overhead cost allocation in 1994.

     Interest expense and other income in 1995 of $2.3 million includes interest expense of $1.9 million and $0.8 million incurred in connection with the unconsummated initial public offering of ChiRex America in 1995, offset by other income of $0.4 million. Interest and other income in 1994 includes interest income of $0.2 million and other income of $0.5 million. Interest expense was $1.9 million in 1995 compared to interest income of $0.2 million in 1994. The increase primarily related to an arrangement fee and interest paid to Midland Bank, as well as interest on the loan stock in connection with the purchase of ChiRex Ltd. by ChiRex Holdings Ltd. on August 10, 1995.

     As a result of the factors described above, net loss before preferred dividend decreased $0.4 million, or 44.3%, to $0.4 million from a net loss of $0.8 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations of $12.0 million in 1996 reflects the overall profitability (prior to non-cash charges) in the period since the consummation of the Formation Transactions on March 11, 1996. The Company has generated $10.7 million in cash from operating activities since that time which was supplemented by a modest reduction in working capital of $1.3 million from December 31, 1995. The net cash generated from operations in 1996 of $10.7 million was used for both capital expenditures and the repayment of long-term debt.

     Net cash used in investing activities was $4.3 million in 1996, consisting of maintenance capital expenditures. The Company anticipates investing $30 million to $40 million over approximately the next two years on capital improvements to increase capacity.

     Net cash used in financing activities in 1996 was $7.1 million, consisting of $94.0 million used for the redemption of stock and the repayment of debt existing at the time of the Merger and Contribution, $3.6 million of net borrowings (after exchange rate effect) and $83.3 million provided by the IPO. On August 1, 1996, the Company converted its existing long-term debt to a new revolving facility Midland Bank plc. The new credit facility allows a maximum borrowing limit of L10.5 million ($18.0 million as of December 31, 1996), renewable every two years, at an interest rate of LIBOR plus 1.25% and a commitment fee of 0.375%. See Note 7 of Notes to Consolidated Financial Statements of the Company.

     The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of December 31, 1996, approximately $14.0 million of cash was available for immediate use, if required.

FOREIGN CURRENCY

     For 1994, 1995 and 1996, net sales of the Company's products outside the United States totaled approximately $78 million, $85 million and $82 million, representing 98%, 96% and 92% of the Company's net sales for those years. The Company currently expects that sales of its products outside the United States will continue to be a substantial percentage of its net sales. The Company currently intends to hedge its foreign exchange exposure to a certain extent by entering into forward contracts with banks to the extent that the timing of the currency flows can reasonably be anticipated and by offsetting matching foreign currency-denominated assets with foreign currency-denominated liabilities.

     Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U.S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity. Operating results of foreign subsidiaries will be translated into U.S. dollars at average monthly exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Pounds Sterling, German marks and Dutch guilders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
ChiRex Inc.
  Reports of Independent Public Accountants...........................................    23
  Consolidated Balance Sheets as of December 31, 1995 and 1996........................    25
  Consolidated Statements of Operations for the years ended December 31, 1994, 1995
     and 1996.........................................................................    26
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995
     and 1996.........................................................................    27
  Consolidated Statements of Shareholders' Equity for the years ended December 31,
     1994, 1995 and 1996..............................................................    28
  Notes to Consolidated Financial Statements..........................................    29

  Sterling Organics Limited (renamed ChiRex Limited on March 11, 1996)
     Report of Independent Accountants................................................    44
     Combined Balance Sheet as of December 31, 1994...................................    45
     Combined Statements of Operations for the years ended December 31, 1993 and 1994
      and the period ended August 10, 1995............................................    46
     Combined Statements of Shareholders' Equity for the years ended December 31, 1993
      and 1994 and for the period ended August 10, 1995...............................    47
     Combined Statements of Cash Flows for the years ended December 31, 1993 and 1994
      and for the period ended August 10, 1995........................................    48
     Notes to Combined Financial Statements...........................................    49

  Crossco (157) Limited (renamed ChiRex (Holdings) Limited on March 11, 1996)
     Report of Independent Accountants................................................    64
     Consolidated Balance Sheet as of December 31, 1995...............................    65
     Consolidated Statement of Operations for the period from inception (July 14,
      1995) to December 31, 1995......................................................    66
     Consolidated Statement of Shareholders' Equity for the period from inception
      (July 14, 1995) to December 31, 1995............................................    67
     Consolidated Statement of Cash Flows for the period from inception (July 14,
      1995) to December 31, 1995......................................................    68
     Notes to Consolidated Financial Statements.......................................    69

  Financial Statement Schedule
     Reports of Independent Public Accountants........................................    83
     Schedule II -- Valuation and Qualifying Accounts.................................    85

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ChiRex Inc.:

     We have audited the accompanying consolidated balance sheet of ChiRex Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, Stockholders' equity and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChiRex Inc. and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 17, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of ChiRex Inc.:

     We have audited the accompanying balance sheet of ChiRex Inc. (formerly SepraChem Inc.) as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChiRex Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 9, 1996

                                  CHIREX INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           1995         1996
                                                                          -------     --------
                                                                           (DOLLAR AMOUNTS IN
                                                                          THOUSANDS)
ASSETS
Current assets:
  Cash..................................................................  $     1     $    291
  Trade and other receivables...........................................      546       12,764
  Inventories...........................................................      193       23,350
  Other current assets..................................................    1,646        4,448
                                                                          -------     --------
          Total current assets..........................................    2,386       40,853
Property, plant and equipment, net......................................      307       61,349
Intangible asset, net (Note 2)..........................................        0       28,604
                                                                          -------     --------
          Total Assets..................................................  $ 2,693     $130,806
                                                                          =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................  $     0     $ 11,421
  Accrued expenses......................................................        0        9,232
  Accrued income taxes payable (Note 4).................................        0        2,383
  Current deferred income taxes (Note 4)................................        0        2,369
                                                                          -------     --------
          Total current liabilities.....................................        0       25,405
Long-term debt (Note 7).................................................        0        3,933
Deferred income taxes (Note 4)..........................................        0        7,411
Deferred income.........................................................        0        3,989
Contingencies (Note 6)..................................................
                                                                          -------     --------
          Total Liabilities.............................................        0       40,738
                                                                          -------     --------
Stockholders' Equity (see Notes 1 and 2):
  Preferred Stock of ChiRex Inc., $.01 par value, 4,000,000 shares
     authorized, none issued and outstanding............................        0            0
  Common stock of ChiRex Inc., $.01 par value, 30,000,000 shares
     authorized; 10,933,735 shares issued and outstanding...............        0          109
  Additional paid-in capital of ChiRex Inc. ............................        1       95,479
  Preferred Stock of ChiRex America Inc., $.01 par value, 1,000,000
     shares authorized; none issued or outstanding......................        0            0
  Common stock of ChiRex America Inc., $.01 par value, 14,000,000 shares
     authorized; 8,015,000 shares issued and outstanding................       80            0
  Additional paid-in capital of ChiRex America Inc. ....................    5,064            0
  Accumulated deficit...................................................   (2,452)     (10,761)
  Cumulative translation adjustment.....................................        0        5,241
                                                                          -------     --------
          Total Stockholders' Equity....................................    2,693       90,068
                                                                          -------     --------
          Total Liabilities and Stockholders' Equity....................  $ 2,693     $130,806
                                                                          =======     ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                  CHIREX INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   1994       1995       1996
                                                                  -------    -------    -------
                                                                      (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Revenues:
  Product sales...............................................    $ 1,135    $ 1,854    $73,440
  License fee and royalty income..............................        675        900      1,175
                                                                  -------    -------    -------
          Total revenues......................................      1,810      2,754     74,615
                                                                  -------    -------    -------
Costs and expenses:
  Cost of goods sold (Note 10)................................        814      1,715     56,508
  Research and development....................................      2,343        595      3,517
  Write-off of in-process research and development (Note 2)...          0          0      5,790
  Selling, general and administrative (Note 10)...............      1,964      2,099      8,876
  Stock compensation charge (Note 2)..........................          0          0      5,611
                                                                  -------    -------    -------
          Total operating expenses............................      5,121      4,409     80,302
                                                                  -------    -------    -------
Operating loss................................................     (3,311)    (1,655)    (5,687)
  Interest expense (Note 7)...................................          0          0        755
  Other expenses (Note 8).....................................          0        797          0
                                                                  -------    -------    -------
Loss before income taxes......................................     (3,311)    (2,452)    (6,442)
Provision for income taxes (Note 4)...........................          0          0      1,867
                                                                  -------    -------    -------
Net loss......................................................     (3,311)    (2,452)    (8,309)
                                                                  =======    =======    =======
Net loss per common share:....................................                          $ (0.88)
Weighted average number of common shares outstanding (Note
  1)..........................................................                            9,485

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                  CHIREX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                1994        1995         1996
                                                               -------     -------     --------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................    $(3,311)    $(2,452)    $ (8,309)
  Add back: Depreciation & amortization....................        148         148        8,371
     Write-off of in-process research and development (Note
       2)..................................................          0           0        5,790
     Executive stock compensation charge (Note 2)..........          0           0        5,611
     Provision for doubtful accounts.......................          0          70          434
     Deferred income.......................................          0           0          682
     Deferred income tax...................................          0           0       (1,468)
Changes in assets and liabilities:
  Trade and other receivables..............................      1,018          22       (1,970)
  Inventories..............................................        133          (6)        (855)
  Other current assets.....................................       (180)          0          973
  Accounts payable and accrued expenses....................          0           0        1,101
  Income taxes payable.....................................          0           0        1,614
                                                               -------     -------      -------
          Net cash provided from (used in) operations......     (2,192)     (2,218)      11,974
                                                               -------     -------      -------
Cash flows from investing activities:
  Capital expenditures.....................................        (48)          0       (4,290)
  (Increase) in other current assets.......................       (593)     (1,053)           0
                                                               -------     -------      -------
          Net cash used in investing activities............       (641)     (1,053)      (4,290)
                                                               -------     -------      -------
Cash flows from financing activities:
  Long-term debt activity:
     Borrowings on revolving line of credit, net...........          0           0        3,588
     Repayment of subordinated note........................          0           0      (53,534)
  Redemption of common stock...............................          0           0      (40,472)
  Proceeds from the issuance of common stock...............          0          11       83,285
  Investment by Sepracor...................................      2,833       3,261            0
                                                               -------     -------      -------
          Net cash provided from (used in) financing
            activities.....................................      2,833       3,272       (7,133)
                                                               -------     -------      -------
Effect of exchange rate changes on cash....................          0           0         (261)
                                                               -------     -------      -------
Net increase in cash.......................................          0           1          290
Cash at beginning of period................................          0           0            1
                                                               -------     -------      -------
Cash at end of period......................................    $     0     $     1     $    291
                                                               =======     =======      =======
Cash paid for:
  Interest.................................................          0           0          755
  Income taxes.............................................          0           0        1,081

NON-CASH INVESTING AND FINANCING ACTIVITIES

     As discussed in Note 2, ChiRex America was contributed to the Company in exchange for the issuance of 3,520,889 shares of Common Stock through a merger with and into a newly formed wholly-owned subsidiary of the Company on March 11, 1996. The net assets contributed by ChiRex America were at historical cost basis of $3,123,000.

     In addition, as discussed in Note 2, the shareholders of ChiRex (Holdings) Limited (Holdings) contributed to the Company all outstanding equity capital of Holdings for 3,739,206 shares of Common Stock and promissory notes of the Company. Certain of the shares were repurchased and all of the promissory notes were repaid with the proceeds from the initial public offering. The net assets of Holdings were initially recorded at its purchase price $48,610,000.

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                                  CHIREX INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                        CHIREX AMERICA INC. (SEE NOTE 1)
                                  CHIREX INC.

                                                     CHIREX AMERICA INC. (SEE NOTE 1)                          CHIREX INC.
                                 -------------------------------------------------------------------------   ---------------
                                 PREFERRED STOCK    COMMON STOCK     ADDITIONAL                 INVESTMENT   PREFERRED STOCK
                                 ---------------   ---------------    PAID-IN     ACCUMULATED       BY       ---------------
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT      SEPRACOR    SHARES   AMOUNT
                                 ------   ------   ------   ------   ----------   -----------   ----------   ------   ------
Balance at December 31, 1993....     0    $   0        0    $   0     $      0      $     0      $  2,351
Net Loss........................     0        0        0        0            0            0        (3,311)
Investment by Sepracor..........     0        0        0        0            0            0         2,833
                                     -       --    -------   ----      -------      -------       -------

Balance at December 31, 1994....     0        0        0        0            0            0         1,873
Net Loss........................     0        0        0        0            0       (2,452)            0
Issuance of common
  stock.........................     0        0    8,000       80        1,793            0        (1,873)
Proceeds under common stock
  plans.........................     0        0       15        0           10            0             0
Investment by Sepracor..........     0        0        0        0        3,261            0             0
                                     -       --    -------   ----      -------      -------       -------

Balance at December 31, 1995....     0        0    8,015       80        5,064       (2,452)            0
Net Income......................     0        0        0        0            0          431             0
Exchange of ChiRex Inc. shares
  for shares of ChiRex America
  Inc...........................                   (8,015)  $ (80)    $ (5,064)     $ 2,021      $      0        0        0
Issuance of Common stock........                                                                                 0        0
Redemption of Common stock......                                                                                 0        0
Net Loss........................                                                                                 0        0
Effect of stock compensation
  charge (note 2)...............                                                                                 0        0
Options Exercised...............                                                                                 0        0
Translation Adjustment..........                                                                                 0        0
                                                                                                                 -       --
Balance at December 31, 1996....     0    $   0        0    $   0     $      0      $     0      $      0        0    $   0
                                     =       ==    =======   ====      =======      =======       =======        =       ==


                                   COMMON STOCK     ADDITIONAL                  CURRENCY        TOTAL
                                  ---------------    PAID-IN     ACCUMULATED   TRANSLATION  SHAREHOLDERS'
                                  SHARES   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT      EQUITY
                                  ------   ------   ----------   -----------   ----------   -------------
                                 <
Balance at December 31, 1993....                                                              $   2,351
Net Loss........................                                                                 (3,311)
Investment by Sepracor..........                                                                  2,833
                                                                                               --------

Balance at December 31, 1994....                                                                  1,873
Net Loss........................                                                                 (2,452)
Issuance of common
  stock.........................                                                                      0
Proceeds under common stock
  plans.........................                                                                     10
Investment by Sepracor..........                                                                  3,261
                                                                                               --------

Balance at December 31, 1995....                                                                  2,692
Net Income......................                                                                    431
Exchange of ChiRex Inc. shares
  for shares of ChiRex America
  Inc...........................   3,496   $  35     $  5,109     $  (2,021)     $   --       $       0
Issuance of Common stock........  10,414     104      125,065             0           0         125,169
Redemption of Common stock......  (3,091)    (31)     (40,441)            0           0         (40,472)
Net Loss........................      0        0            0        (8,740)          0          (8,740)
Effect of stock compensation
  charge (note 2)...............     25        0        5,611             0           0           5,611
Options Exercised...............     90        1          135             0           0             136
Translation Adjustment..........      0        0            0             0       5,241           5,241
                                  ------    ----     --------      --------      ------        --------
Balance at December 31, 1996....  10,934   $ 109     $ 95,479     $ (10,761)     $5,241       $  90,068
                                  ======    ====     ========      ========      ======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     ChiRex Inc. ("the Company") was incorporated in December 1995 and, effective March 11, 1996, merged with SepraChem Inc. ("SepraChem"), a chiral chemistry business (the Merger), and acquired the business of Crossco (157) Limited ("Crossco") (including its wholly-owned subsidiary Sterling Organics Limited) a fine chemical manufacturer located in Dudley, England. Simultaneously, Crossco, Sterling Organics Limited and SepraChem changed their names to ChiRex (Holdings) Limited (Holdings), ChiRex Limited (Limited), and ChiRex America, Inc. (ChiRex America) respectively.

     SepraChem was established in November 1994 as a wholly-owned subsidiary of Sepracor Inc. (Sepracor). SepraChem manufactured and sold fine chemical intermediates and bulk active pharmaceuticals to pharmaceutical companies worldwide. SepraChem also leased pharmaceutical separation modules to a company in Japan. Effective January 1, 1995, in exchange for 7,999,999 shares of Common Stock, Sepracor transferred to SepraChem the pharmaceutical fine chemical manufacturing business of Sepracor.

  Principles of Consolidation and Basis of Presentation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     The financial statements of the Company combine the historical results of ChiRex America (formerly SepraChem) for the three years ended December 31, 1996 with the results of ChiRex Inc. from the date of incorporation. The results of Holdings and Limited are included from the date of acquisition on March 11, 1996.

     The January 1, 1995 exchange discussed above has been treated as a transfer between entities under common control and therefore the financial statements present the assets, liabilities, revenues and expenses of the transferred business at Sepracor's historical cost at the date of transfer. Operating losses from inception of SepraChem through January 1, 1995 have been recorded as a reduction in the net balance advanced to SepraChem by Sepracor. SepraChem entered into various agreements wherein Sepracor agreed to provide certain services and facilities to SepraChem in accordance with terms described in Note 9.

  Revenue Recognition

     Product Sales

     Product Sales represent the invoiced value of goods and services, excluding value added tax, supplied in the normal course of business. Revenues are recognized as services are provided or goods are shipped.

     The cost of specific equipment required to implement a new custom synthesis process for a customer is incurred by the Company and included in fixed assets. An engineering premium is sometimes charged to applicable customers, either by installments or by an increment to the unit sales price, to recover an agreed upon element of these costs. These revenues are recognized on a systematic basis over the life of the project at the same rate as the depreciation on the related fixed assets. The difference between amounts invoiced during the year and revenue earned is accounted for as deferred income.

     License Fee and Royalty Income

     License fee and royalty income is recognized as amounts become due based on contract terms.

                                  CHIREX INC.

  UK Government Grants

     UK government grants for capital expenditures are credited to a deferred grant account when received and are recognized as an offset to depreciation expense over the expected useful life of the related property, plant and equipment.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Stock Based Compensation Plans

     The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, will be credited to equity. If stock options are granted for less than fair market value, the difference between the exercise price and the fair market value at the date of the grant is charged to earnings as a compensation expense over the period in which the employee vests in the options.

  Income Taxes

     Charges for taxation are based on income for the year and take into account adjustments for deferred taxes.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", the Company recognizes deferred income taxes based on future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

  Net Loss Per Common Share

     Net loss per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Weighted average shares for the year ended December 31, 1996 include shares issued to the former owners of ChiRex America in connection with the Merger. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive. Net loss per share for the years ended December 31, 1995 and 1994 have not been presented since ChiRex America operated as a division of Sepracor for such periods.

  Inventories

     Inventories are stated at the lower of cost or market value and include materials, labor and manufacturing overhead. The components of inventories are as follows:

                                                                     1995      1996
                                                                     ----     -------
                                                                     (IN THOUSANDS)
        Raw materials..............................................  $ 46     $ 6,176
        Work in progress...........................................     0       6,158
        Finished goods.............................................   147      11,016
                                                                     ----     -------
                  Total............................................  $193     $23,350
                                                                     ====     =======

                                  CHIREX INC.

  Property, Plant and Equipment

     The costs of capital additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings 40 years; machinery and equipment 3 to 13 years.

     Property, plant and equipment consists of the following:

                                                                    1995        1996
                                                                   -------     -------
                                                                   (IN THOUSANDS)
        Land.....................................................  $     0     $ 1,146
        Buildings................................................        0       9,307
        Machinery and equipment..................................    1,673      59,709
                                                                   -------     -------
                                                                     1,673      70,162
        Less: Accumulated depreciation...........................   (1,366)     (8,813)
                                                                   -------     -------
                                                                   $   307     $61,349
                                                                   =======     =======

     Depreciation expense was $7,447,000, $148,000 and $148,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Other Current Assets

     At December 31, 1996, other current assets consist primarily of prepaid expenses and other miscellaneous non-trade receivables. At December 31, 1995 other current assets consist of an option fee of $789,000 relating to the Contribution which was credited against amounts due to the former owners of ChiRex Holdings Limited at March 11, 1996 and $857,000 of deferred costs incurred in connection with the initial public offering.

  Intangible Asset

     The intangible asset on the accompanying balance sheet relates to the excess cost over the fair value of net assets of Holding and Limited acquired on March 11, 1996. The intangible asset is amortized using the straight-line method over 25 years. Accumulated amortization at December 31, 1996 was $924,000. The Company assesses the future useful life of this asset whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considers combined undiscounted cash flows of Holding and Limited in assessing the recoverability of their asset. If impairment has occurred, any excess of carrying value over fair value would be recorded as a loss.

  Foreign Currency

     All assets and liabilities of the Company's UK subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected as a separate component of shareholders' investment titled "Cumulative translation adjustment." Foreign Currency transaction gains and losses are included in the accompanying statement of operations and are not material for the three years presented.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and a balance due under a revolving line of credit. Their respective carrying amounts in the accompanying balance

                                  CHIREX INC.

sheet approximate fair value due either to the short term nature of the balances or in the case of the revolving line of credit because the interest rate is variable.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Accounting for Long Lived Assets

     The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1995. SFAS 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The adoption of FAS 121 did not have any material financial impact on the Company.

  Environmental Costs

     Liabilities for costs relating to environmental and remedial work which must be performed to comply with Her Majesty's Inspector of Pollution and other environmental guidelines are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

2.  SIGNIFICANT CURRENT YEAR TRANSACTIONS

  Initial Public Offering, Acquisition and Merger

     On March 11, 1996 the Company completed the sale of 6,675,000 shares of its Common Stock, $0.01 par value per share, pursuant to an underwritten initial public offering (the "Offering"). Concurrent with the Offering, ChiRex America was contributed to the Company in exchange for the issuance of 3,520,889 shares of Common Stock through a merger with and into a newly formed and wholly-owned subsidiary of the Company. In conjunction with the merger certain executives and directors of ChiRex America received stock and or stock options of the Company with an intrinsic value totaling $5,611,000. Such amount has been recorded as a compensation charge and an increase to additional paid in capital in the accompanying financial statements.

     Immediately prior to the Offering, the equity share capital of Holdings, a private company incorporated in England and the sole shareholder of Limited, was recapitalized. Concurrent with the closing of the Offering, the shareholders of Holdings contributed to the Company all of the outstanding newly recapitalized equity share capital of Holdings in exchange for 3,739,206 shares of Common Stock and promissory notes of the Company (the "Notes"). As part of this contribution, all redeemable preferred shares of Holdings were exchanged for a promissory note of the Company (the "Loan Stock Note"). As a result of these transactions the Company holds all of the outstanding share capital of Holdings which in turn holds all the outstanding share capital of Limited. Certain shares held by the original shareholders of Holdings, the Notes and the Loan Stock Note were redeemed by the Company concurrently with, and using the proceeds from, the Offering.

     The acquisition of Holdings and Limited by the Company was accounted for using the purchase method of accounting and its results of operations has been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $29,528,000, which is being amortized over 25 years. Allocation of the purchase price for this acquisition was based on estimates of fair value of net assets, including purchased in-process research and development

                                  CHIREX INC.

costs which was written off immediately following the acquisition of $5,790,000. The balance of goodwill is subject to adjustment upon finalization of the purchase price allocation.

     The following table presents pro forma revenues, net loss and net loss per Common Share for the Company assuming the incorporation of the Company, the merger with ChiRex America and the acquisition of Holdings and Limited on January 1, 1995 are as follows:

                                                                      1995       1996
                                                                     ------     ------
        Revenues...................................................  88,957     89,827
        Net Income (loss)..........................................  13,330      4,073
        Net loss per common share..................................   (1.23)       .36

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition Holdings and Limited been made at the beginning of 1995.

  Dissolution of InNova Pharmaceuticals SRL (InNova)

     During 1995 ChiRex America agreed to form a fifty percent owned joint venture, InNova Pharmaceuticals SRL with Dabur India Limited (Dabur) to manufacture semi-synthetic paclitaxel. This joint venture (InNova) did not carry out any significant operations during 1996 or 1995.

     The Company has agreed in principle with Dabur to dissolve the joint venture. Both the Company and Dabur recognized significant changes in the generic drug market, and in particular in the market for paclitaxel, sufficient to enable each company to exploit its own position of strength within the market, without the need for a joint venture.

     InNova was never capitalized and it was mutually agreed between the Company and Dabur, that each partner would expense costs that it had incurred on InNova's behalf. Such costs incurred by the Company relate substantially to research and development.

3.  EMPLOYEE BENEFIT PLANS

  Stock-Based Compensation Plans

     Stock Option Plan

     On December 20, 1995 the Company adopted an incentive stock-based compensation plan for its employees, directors and scientific advisory board, which permits the grant of a variety of stock and stock-based awards as determined by the Compensation Committee of the Company's Board of Directors (the Compensation Committee), including stock, restricted stock, stock options, stock appreciation rights or performance based shares. The option recipients and the terms of options granted under this plan are determined by the Compensation Committee. Options granted generally vest ratably over a five year period. In some instances, vesting for certain stock options may be accelerated due to achievement of specific events determined by the Compensation Committee at the date of the grant. Typically, options are immediately exercisable upon vesting. Non-qualified stock options may be granted at any price determined by the Compensation Committee, although incentive stock options must be granted at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. The Company also has a directors stock option plan, adopted on December 20, 1995, that provides for the grant of stock options to outside directors. Initial grants under this plan generally vest over five years, while subsequent grants on reelection will generally vest within one year and will be immediately exercisable at that time.

     To date, all options from the incentive stock option plan have been granted at fair market value, except for stock options granted in conjunction with the Merger, which are discussed below. No options have been granted under the directors' stock option plan.

                                  CHIREX INC.

     In conjunction with the Merger, the Compensation Committee granted 458,821 stock options to certain directors and employees of ChiRex America at an exercise price of $1.48 per option, when the fair market value per share of Common Stock was $13.00 which resulted in a compensation charge of $5,286,000. In addition, immediately prior to the Merger, ChiRex America granted an employee 56,911 shares of Common Stock in ChiRex America in consideration for services performed. This stock grant resulted in a compensation charge of $325,000. These shares were converted into 25,000 shares of Common Stock of the Company at the time of the Merger.

     A summary of the Stock Option Activity under the ChiRex Inc. plan in 1996 may be summarized as follows:

                                                            NUMBER OF     WEIGHTED AVERAGE
                                                             SHARES        EXERCISE PRICE
                                                            ---------     ----------------
        Options outstanding beginning of period...........         --          $   --
        Granted...........................................    941,822            6.38
        Exercised.........................................    (90,331)           1.51
        Lapsed/Canceled...................................       (750)          11.00
                                                              -------
        Options outstanding end of period.................    850,741          $ 6.89
                                                              -------
        Options exercisable...............................    554,490          $ 4.66
                                                              =======
        Options available for grant.......................    658,178
                                                              =======
        Weighted average fair value per share of options
          granted during period...........................                     $ 7.35

     As of December 31, 1996, the options outstanding were exercisable at prices ranging from $1.48 to $13.00 and had a weighted-average remaining contractual life of 6.4 years.

     In 1994 and 1995 the stock option plans of ChiRex America provided for the grant of both incentive stock options and nonstatutory stock options to officers, directors, and key employees of and consultants to the Company. A total of up to 960,000 and 240,000 shares of common stock of ChiRex America were contingently issuable upon the exercise of options granted under the 1994 and 1995 Plans, respectively.

     In November 1994, options to purchase 960,000 shares of common stock were granted under the 1994 Plan. These options vested over a five year period and had an exercise price of $2.40, determined to be the then current fair market value by the Board of Directors. In August 1995, these options were repriced at an exercise price of $.65, determined to be the then current fair market value by the Board of Directors. In August 1995, the Board of Directors also authorized a change in the vesting provisions of these options such that 20% of options previously granted became immediately vested. In October 1995, 60,000 options under the 1994 Plan were canceled and 15,000 shares were exercised. As of December 31, 1995, options for 314,692 shares were exercisable.

     In January 1995, options to purchase 134,500 shares of common stock were granted under the 1995 Plan. These options vested over a five year period and had an exercise price of $2.40, determined to be the then current fair market value by the Board of Directors. In August 1995, these options were repriced at an exercise price of $.65, determined to be the then current fair market value by the Board of Directors. In August 1995, the Board of Directors also authorized a change in the vesting provisions of these options such that 20% of options previously granted became immediately vested. As of December 31, 1995, options for 26,900 shares were exercisable. No shares had been exercised under this Plan as of December 31, 1995.

     The 1994 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to directors of ChiRex America who were not officers or employees. A total of up to 100,000 shares of common stock were authorized to be issued under the Director Plan therein. The exercise price per share

                                  CHIREX INC.

equaled the fair market value of a share of common stock on the date on which the option is granted. Options granted under the Director Plan vested over a five year period.

     In November 1994 and January 1995, options to purchase 15,000 and 10,000 shares of common stock, respectively, were granted under the Director Plan at an exercise price of $2.40, determined to be the then current fair market value by the Board of Directors. A total of 75,000 options remained available for grant at December 31, 1995. In August 1995, these options were repriced at an exercise price of $.65 determined to be the then current fair market value by the Board of Directors. In August 1995, the Board of Directors also authorized a change in the vesting provisions of these options such that 20% of options previously granted became immediately vested. As of December 31, 1995, options for 5,000 shares were exercisable. No shares had been exercised under this Plan as of December 31, 1995.

     At the date of the Merger all outstanding options were exchanged for 458,821 options of the Company as discussed above.

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors of the Company on December 20, 1995 and became effective on March 11, 1996. The Purchase Plan authorizes the issuance of up to a total of 480,000 shares of Common Stock to participating employees. All US employees and certain UK employees are eligible to participate in the Purchase Plan, subject to certain limitations.

     The Purchase Plan is effective for a three year term, and includes six plan periods (Plan Period), which are each six month increments. Eligible employees may authorize payroll deductions between 1% and 10% of gross wages, limited to a pre-determined percentage of an employee's annual gross wages. At the end of each Plan Period the amounts accumulated under the Purchase Plan by employees will be used to purchase shares of Common Stock of the Company at 85% of the fair value of Common Stock at either the first day or the last day of the Plan Period, whichever is lower. The Purchase Plan provides for six Plan Periods of 80,000 shares each. Shares not purchased during a Plan Period will be eligible for purchase in subsequent Plan Periods. As of December 31, 1996, the Company had not implemented this plan for employee participation.

  UK Employee Stock Purchase Plan

     Substantially all of the Company's full-time UK employees are eligible to participate in a employee stock purchase plan approved by Inland Revenue. Under this plan, employees obtain the right to purchase a pre-determined number of shares at 85% of the fair market value at the beginning of the plan period. Shares are purchased through pre-determined payroll deductions which may not exceed a pre-determined maximum dollar amount. These funds accumulate in a savings account in the name of the employee over a three year period, at the end of which such savings may be used to purchase the allocated shares.

  Pro Forma Stock-based Compensation Plan Expense

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB 25 in accounting for its stock-based compensation plans. Had compensation cost for awards in 1996 under the Company's stock-based compensation plans been determined

                                  CHIREX INC.

based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net loss and net loss per common share would have been as follows:

                                                                             1996
                                                                     ---------------------
                                                                     (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
        Net loss:
          As reported..............................................         $(8,039)
          Pro forma................................................          (9,001)
        Net loss per common share
          As reported..............................................           (0.88)
          Pro forma................................................           (0.95)

     The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

     The pro forma net loss and pro forma net loss per common share presented above have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes options-pricing model with the following weighted-average assumptions:

                                                                              1996
                                                                         --------------
                                                                         (IN THOUSANDS)
        Volatility.....................................................           30%
        Risk-free interest rate........................................          6.2%
        Expected life of options.......................................      5 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Information related to the fair value of stock option grants under the ChiRex America stock option plans has not been quantified due to the fact that all such options were canceled in exchange for the options issued on March 11, 1996.

     At December 31, 1996, the Company had reserved 658,178 unissued shares of its common stock for possible issuance under the stock-based compensation plans.

  Defined Benefit Pension Plan

     The Company's U.K. subsidiary has a defined benefit pension plan covering substantially all of its full-time employees. Benefits are based on a percentage of eligible earnings for each year of service from the date of employment. The Company's funding policy is to make contributions within a range required by applicable regulations. Eligible employees are required to contribute 3% of their current earnings under the plan. The participants also have the ability to voluntarily contribute up to an additional 12% of their current earnings.

                                  CHIREX INC.

     Net periodic pension costs included the following components:

                                                                              1996
                                                                         --------------
                                                                         (IN THOUSANDS)
        Service cost...................................................     $  2,008
        Interest cost on projected benefit obligation..................        3,217
        Return of plan assets..........................................       (3,878)
        Amortization of unrecognized obligation........................         (332)
                                                                             -------
        Net Periodic Pension Cost......................................     $  1,015
                                                                             =======

     The funded status of the Company's defined pension plan is as follows:

                                                                              1996
                                                                         --------------
                                                                         (IN THOUSANDS)
        Actuarial present value of benefit obligations:
          Vested benefits..............................................     $ 40,869
          Non-vested benefits..........................................            0
                                                                             -------
          Accumulated benefit obligation...............................       40,869
        Effect of projected future salary increases....................        5,501
                                                                             -------
        Projected benefit obligation...................................       46,370
        Plan assets at fair value......................................       54,817
                                                                             -------
        Projected benefit obligation less than plan assets.............        8,447
        Unrecognized net gain..........................................        2,544
        Initial unrecognized net obligation............................        5,450
                                                                             -------
          Prepaid pension costs........................................     $    453
                                                                             =======

     Significant actuarial assumptions used to determine the net periodic pension costs during 1996 were:

                                                                              1996
                                                                         --------------
        Discount rate..................................................          8.5%
        Rate of increase in salary levels..............................          6.0%
        Expected long-term rate of return on assets....................          9.0%

4.  INCOME TAXES

     Prior to 1996 the predecessor entity, ChiRex America, was in a net loss position for both financial reporting and tax purposes; thus, no detailed analysis of income taxes is presented for these periods. The components of loss before provision for income taxes are as follows:

                                                                              1996
                                                                         --------------
                                                                         (IN THOUSANDS)
        Domestic.......................................................     $ (5,832)
        Foreign........................................................         (610)
                                                                             -------
                  Total................................................     $ (6,442)
                                                                             =======

                                  CHIREX INC.

     The components of the provision (benefit) for income taxes are as follows:

                                                                              1996
                                                                         --------------
                                                                         (IN THOUSANDS)
        Currently payable:
          Federal......................................................            0
          State........................................................            0
          Foreign......................................................     $  2,530
                                                                              ------
                                                                            $  2,530
                                                                              ------
        Deferred:
          Federal......................................................            0
          State........................................................            0
          Foreign......................................................     $   (663)
                                                                              ------
                                                                                (663)
                                                                              ------
                                                                            $  1,867
                                                                              ------

     The provision for income taxes in the accompanying statements of income for the period ended December 31, 1996 differs from the benefit calculated by applying the statutory federal income tax rate of 34% to income before income taxes due to the following:

                                                                              1996
                                                                         --------------
                                                                         (IN THOUSANDS)
        Benefit for income taxes at statutory rate.....................     $ (2,190)
        Foreign tax rate differential..................................          (61)
        Non deductible amortization of goodwill........................          314
        Non deductible research and development expenses...............        1,811
        Valuation allowance on US tax net operating loss carryforwards
          and executive stock compensation.............................        1,953
        Other, net.....................................................           40
                                                                             -------
                                                                            $  1,867
                                                                             =======

     Prepaid income taxes, included in other assets, and deferred income taxes in the accompanying balance sheet consist of the following :

                                                                      1995      1996
                                                                     -------   -------
                                                                     (IN THOUSANDS)
        Prepaid income taxes:
          US net operating loss carryforwards and executive stock
             compensation..........................................  $   993   $ 1,953
          Reserves and other accruals..............................       62     1,227
          Accrued compensation.....................................        0     1,394
          Other, net...............................................      (42)      130
          Valuation allowance......................................   (1,013)   (1,953)
                                                                     -------   -------
                                                                     $     0   $ 2,751
                                                                     -------   -------
        Deferred income taxes:
          Inventory basis difference...............................  $     0   $ 2,369
          Depreciation.............................................        0     7,411
                                                                     -------   -------
                                                                     $     0   $ 9,780
                                                                     =======   =======

                                  CHIREX INC.

     At December 31, 1995, the Company had US federal and state net tax operating loss carryforwards of approximately $2.3 million. These net tax operating loss carryforwards were not transferred in the Merger of the Company on March 11, 1996. In the period subsequent to the Merger, the Company has generated $0.8 million in US federal and state net tax operating losses, which have been fully reserved through a valuation allowance.

     A provision has not been made for US taxes on undistributed earnings of the Company's UK subsidiary that could be subject to taxation if remitted to the US because the Company currently plans to keep these amounts permanently reinvested overseas.

5.  COMMITMENTS

     The Company leases executive office and warehouse space under various operating arrangements. The accompanying statement of income includes expenses from operating leases of $148,000, in 1996. Future minimum lease payments due under the non-cancelable operating leases at December 31, 1996 are $181,000 in 1997; $185,000 in 1998; $189,000 in 1999; $193,000 in 2000; and $296,000 in 2001
and thereafter. Total future minimum lease payments are $1,044,000.

6.  CONTINGENCIES

     The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the outcome of such proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

     In a proceeding now pending before the U.S. Patent and Trademark Office's Trademark Trial and Appeal Board, Phenomenex Inc. of Torrance, California, has formally opposed the Company's attempt to register the ChiRex name for "single isomer chiral intermediate chemical compounds and active ingredients for use in the manufacture of pharmaceuticals." The Company's management strongly disputes Phenomenex's allegations, and intends to vigorously defend the Company's position. However, there can be no assurance that the Company will prevail in any such proceeding or be able to settle such dispute on terms favorable to the Company.

7.  REVOLVING CREDIT FACILITY

     In August 1996, the Company's UK subsidiary entered into a revolving credit facility agreement with a major UK clearing bank secured by certain assets of the Company, including real estate assets. This facility allows a maximum borrowing limit of (pound) 10.5 million ($18.0 million as at December 31, 1996), renewable every two years, at an interest rate of LIBOR plus 1.25% and a commitment fee of 0.375%.

     The LIBOR rate can be fixed by the Company for a period from one to twelve months. The Company has elected a one month LIBOR rate during 1996 which has resulted in an average rate of 7.40%. Currently, interest is due monthly, although payment periods can fluctuate with the LIBOR rate election. The Company is subject to certain covenants under this facility, including a minimum tangible net worth requirement and a cash flow multiple. Management believes that it has complied with all covenants of the facility.

     As of December 31, 1996 the Company had drawn down the equivalent of $3.9 million of this facility.

8.  OTHER EXPENSES

     In 1995, ChiRex America recorded a charge of $797,000 representing costs relating to an offering of securities that was not completed.

                                  CHIREX INC.

9.  AGREEMENTS WITH SEPRACOR

     ChiRex America and Sepracor entered into the following agreements which were effective with the closing of the initial public offering except for the Technology Transfer and License Agreement which was effective between ChiRex America and Sepracor as of January 1, 1995:

     Technology Transfer and License Agreement. Under the Technology Transfer and License Agreement Sepracor granted to ChiRex America an exclusive, royalty-free perpetual right and license to use and practice the ChiRedox Technologies licensed and sublicensed thereunder (the "Licensed Technologies") on a worldwide basis in a field (the "Company field") described as the development, manufacture, use and sale of pharmaceutical intermediaries, active ingredients, agrichemicals, flavors, fragrances and other chemicals and compounds.

     Pursuant to the terms of the Technology Transfer and License Agreement, ChiRex America is permitted to use Sepracor's improvements to the Licensed Technologies on a non-exclusive basis in the Company field. Similarly, Sepracor is allowed to use ChiRex America's improvements to the Licensed Technologies with respect to the development, manufacture, use, and sale of the compounds outside of the Company field. Furthermore, ChiRex America agreed not to use improvements to the Licensed Technologies jointly developed or acquired by Sepracor and ChiRex America outside the Company field, and Sepracor agreed not to use such improvements in the Company field.

     The term of this agreement ends on December 31, 1998, unless either party exercises its option to terminate such agreement on six months written notice after the date on which Sepracor's ownership of the outstanding voting stock of the Company first drops below 20%. The termination of the agreement shall not affect ChiRex America's ability to continue using the Licensed Technologies in the Company field, ChiRex America's ability to continue using improvements developed by Sepracor during the term of such agreements in the Company field or Sepracor's ability to continue using improvements developed by ChiRex America during the term of such agreement outside the Company field.

     Contract Manufacturing Agreement. Pursuant to the terms of the Contract Manufacturing Agreement, upon ChiRex America's request, Sepracor may sell various commercial products to ChiRex America and provide related services to the Company, in connection with procuring supplies and raw materials, invoicing and warehousing. Sepracor's price for those products shall be its cost plus 25% per unit. However, if Sepracor is unwilling or unable to supply these products, then ChiRex America shall be provided access to Sepracor's manufacturing plant and equipment to manufacture such products. Sepracor will warrant that its products conform to the agreed-upon specifications and that they are manufactured in compliance with cGMP or other relevant regulations promulgated by the FDA. The term of this agreement is until December 31, 2001, and is subject to automatic extensions of one year each unless either party, in its sole discretion, decides to block further extensions. In addition, each of ChiRex America and Sepracor has the option to terminate this agreement on twelve
(12) months' written notice after the date on which Sepracor's ownership of the outstanding voting stock of ChiRex America first drops below 20%.

     Supply Agreement. Pursuant to the terms of the Supply Agreement, Sepracor is required to purchase all of its needs with respect to ICE (Improved Chemical Entities) pharmaceutical active ingredients from ChiRex America, however, Sepracor may buy such ingredients from other sources if; (i) the price which ChiRex America charges to Sepracor for such ingredients is greater than 115% of the price charged by comparable suppliers for the same ingredient; (ii) ChiRex America does not accept a firm order placed by Sepracor for such ingredient with a requested delivery date at least 12 months after Sepracor placed such order; or (iii) such ingredient previously delivered by ChiRex America was repeatedly found not to conform to the agreed-upon specifications; or (iv) ChiRex America failed to deliver the active ingredients by the agreed upon dates (unless such failure is beyond the Company's control). The price charged by ChiRex America for any products manufactured for Sepracor pursuant to the Supply Agreement is cost plus 25%. The term of the

                                  CHIREX INC.

agreement is until December 31, 2001, and is subject to automatic extensions of one year each unless either party, in its sole discretion, elects not to extend the agreement.

     Contract Research Agreement. Under the Contract Research Agreement, either party may provide scientific research and experimental development services to the other party. Such services may include procuring supplies and materials used in performing such services, providing scientific and technical personnel and equipment in order to perform such services and contracting with specialized third parties in connection with such services. The party rendering such services shall charge for those services 110% of the sum of: (i) the salaries of its employees who are directly engaged in performing such services, (ii) an allocation of overhead directly related to those services equal to 65% of the amount set forth in (i) above, (iii) any other direct expenditures related to those services, including the cost of materials, the costs of leased equipment and expenditures directly undertaken on behalf of the party receiving such services; and (iv) any payments to third parties in connection with those services. Under the Contract Research Agreement, each ChiRex America and Sepracor shall own the intellectual property rights that they each conceive. Pursuant to the terms of the Contract Research Agreement, the conceiving party, however, grants to the other party an exclusive, perpetual, worldwide license, with the right to grant sublicenses, with respect to use and practice of those rights in a designated field (for ChiRex America, in the Company field; for Sepracor, outside the Company field) for a reasonable royalty to be negotiated between the parties. Intellectual property rights conceived jointly by the parties shall be owned jointly. The Company has agreed not to use or license such jointly owned rights outside the Company field, and Sepracor has agreed not to use or license such rights in the Company field. The term of this agreement is until December 31, 1997, and shall be subject to automatic extensions of one year unless either party, in its sole discretion, decides to block further extensions. In addition, either party shall have the option to terminate this agreement on twelve (12) months written notice after the date on which Sepracor's ownership of the outstanding voting stock of ChiRex America first drops below 20%.

10.  RELATED PARTY TRANSACTIONS

     In 1996 the Company has paid $158,000 to Sepracor under the Technology Transfer and License Agreement for legal expenses and has received $609,000 in license royalty income.

     Prior to January 1, 1996 certain facilities and support services of ChiRex America, including administrative support, were provided by Sepracor. For these facilities and services, ChiRex America, was charged approximately $1,005,000, and $220,000 for the years ended December 31, 1994 and 1995, respectively. These charges represent an allocation of ChiRex America's proportionate share of Sepracor's overhead costs using formulas which the management of ChiRex America believed were reasonable based upon the use of such facilities and services. In developing the formulas for these allocations, the management of ChiRex America recognized the fact that the incremental costs for the ChiRex America's facilities and administrative support services were lower than separate or independent alternatives. All costs of the ChiRex America during 1994 and 1995, including payroll costs, were paid by Sepracor.

     In 1995 and prior ChiRex America purchased equipment from HemaSure Inc., an affiliate of Sepracor, at prices based upon a pricing agreement between HemaSure and ChiRex America. Under this agreement, the equipment which was leased or sold to third parties by ChiRex America was purchased at cost plus a 25% margin. The value of these purchases was approximately $275,000 and $476,000 for the years ended December 31, 1994, and 1995, respectively.

     ChiRex America sold certain pharmaceutical compounds to Sepracor in 1995 and 1996. Total revenue from these transactions amounted to $344,000 in 1995 and $38,600 in 1996, respectively. In 1995 ChiRex America purchased certain compounds at cost plus a 20% margin from a wholly-owned subsidiary of Sepracor. The total cost of goods sold related to those purchases was $434,000.

                                  CHIREX INC.

11.  SUBSEQUENT EVENTS

  Acetaminophen Business

     The Company is actively negotiating the disposition of its acetaminophen business. Although acetaminophen (paracetamol), an OTC analgesic, is the largest volume product manufactured by the Company, representing approximately 31% of the Company's 1996 pro forma revenues, it is not highly profitable at the gross margin level. In connection with the disposition of the business, the impact on net income will depend on the Company's ability to add new non-acetaminophen business and the effectiveness of the Company's cost reduction efforts. In addition, any such disposition would result in a one-time charge related to plant closure, severance and other costs related to the disposition of the business. The magnitude and timing of this charge cannot currently be estimated with certainty. The Company's decision to dispose of its acetaminophen business followed a strategic review of several alternatives and was based on a number of factors, including the continued domination of the acetaminophen business by high volume, low cost manufacturers and the Company's expectation that the market price of acetaminophen will continue to erode.

     On February 26, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 with respect to a sale by Sepracor of its 3,489,301 shares of Common Stock, which have been outstanding since the Offering.

12.  SIGNIFICANT CUSTOMERS

     In 1996 the Company's three largest customers account for a approximately 66% percentage of its total revenues. Sanofi S.A. ("Sanofi"), SmithKline Beecham plc ("SmithKline Beecham") and Rohm and Haas Company ("Rohm and Haas") accounted for approximately 36%, 19% and 11%, respectively, of the Company's 1996 Revenues. In 1995 two customers represented 62% and 11% of revenues and in 1994 one customer represented 42% of revenue.

                                  CHIREX INC.

13.  GEOGRAPHICAL INFORMATION

     The Company is engaged in one business segment: the development, manufacture and marketing of pharmaceutical fine chemicals. The following table shows data for the Company by geographical area.

                                                                1994        1995         1996
                                                              --------     -------     --------
                                                                       (IN THOUSANDS)
Revenues:
  United States.............................................  $  1,810     $ 2,754     $  6,296
  Europe....................................................         0           0       63,072
  Other.....................................................         0           0        5,247
                                                              --------      ------      -------
                                                                 1,810       2,754       74,615
                                                              ========      ======      =======
Income (Loss) before non-recurring charges and
  provision for income taxes:
  United States.............................................    (3,311)     (2,452)         947
  Europe....................................................         0           0        5,631
  Other.....................................................         0           0          340
                                                              --------      ------      -------
                                                                (3,311)     (2,452)       6,918
                                                              ========      ======      =======
Identifiable assets:
  United States.............................................     1,873       2,692        1,117
  Europe....................................................         0           0      126,938
                                                              --------      ------      -------
                                                               127,431       2,692      128,055
                                                              ========      ======      =======

     In general, export sales are denominated in pounds sterling.

                           STERLING ORGANICS LIMITED

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Sterling Organics Limited

     We have audited the accompanying combined balance sheet of Sterling Organics Limited and Sterling Organics Division (together "the Company") as of 31 December 1994, and the related combined statements of operations, equity and cash flows for each of the two years in the period ended 31 December 1994 and the period ended 10 August 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note C to the combined financial statements, the Company has not "pushed down" certain purchase accounting adjustments related to fiscal periods when the Company was owned by other parent companies. In our opinion, generally accepted accounting principles, as established by the Securities and Exchange Commission for public companies, require that such adjustments be reflected in the financial statements.

     In our opinion, except for the effects of not pushing down certain purchase accounting adjustments as described in the preceding paragraph, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of 31 December 1994, and the combined results of its operations and its cash flows for each of the two years in the period ended 31 December 1994 and the period ended 10 August 1995, in conformity with accounting principles generally accepted in the United States.

                                          COOPERS & LYBRAND

Newcastle upon Tyne
England
February 27, 1996

                           STERLING ORGANICS LIMITED

                             COMBINED BALANCE SHEET

                                                                                     31 DECEMBER
                                                                                        1994
                                                                      FOOTNOTE       -----------
                                                                      --------          $'000
ASSETS
CURRENT ASSETS
  Cash............................................................                          --
  Accounts and other receivables..................................        D              8,040
  Inventories.....................................................        E             20,273
  Prepayments.....................................................                         371
                                                                                       -------
  Total current assets............................................                      28,684
  Property, plant and equipment, net..............................        F             48,332
                                                                                       -------
          Total assets............................................                      77,016
                                                                                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short term borrowings...........................................        G                612
  Accounts payable................................................        H              1,604
  Accrued expenses................................................        I              5,538
  Accrued income taxes............................................                       1,170
                                                                                       -------
  Total current liabilities.......................................                       8,924
                                                                                       -------
NON-CURRENT LIABILITIES
  Deferred income.................................................        J              2,926
  Deferred income taxes...........................................        K              3,675
  Accrued expenses................................................        I              6,642
                                                                                       -------
  Total non-current liabilities...................................                      13,243
                                                                                       -------
          Total liabilities.......................................                      22,167
                                                                                       -------
  Commitments and contingencies...................................        L

SHAREHOLDERS' EQUITY
  Common stock, L1 and FF100 par value; authorised, issued and
     fully paid shares............................................        M                196
  Donated capital.................................................        N             45,272
  Retained earnings...............................................                      19,198
  Cumulative translation adjustments..............................                      (9,817)
                                                                                       -------
          Total shareholders' equity..............................                      54,849
                                                                                       -------
          Total liabilities and shareholders' equity..............                      77,016
                                                                                       =======

   The accompanying footnotes are an integral part of the combined financial statements.

                           STERLING ORGANICS LIMITED

                       COMBINED STATEMENTS OF OPERATIONS

                                                              FISCAL YEAR ENDED           PERIOD
                                                                 31 DECEMBER               ENDED
                                                           -----------------------       10 AUGUST
                                          FOOTNOTE          1993            1994           1995
                                          --------         -------         -------       ---------
                                                            $'000           $'000          $'000
Gross revenues........................        O             74,497          78,859         51,375
Cost of goods sold....................                     (66,529)        (68,572)       (44,220)
Research and development..............                      (1,564)         (1,816)        (1,115)
                                                           -------         -------        -------
                                                             6,404           8,471          6,040
Selling and distribution expenses.....                      (1,819)         (1,696)        (1,048)
Administrative expenses...............                      (3,089)         (3,902)        (1,108)
                                                           -------         -------        -------
Operating income......................                       1,496           2,873          3,884
Interest income.......................                         286             255             24
Interest expense......................                         (22)            (18)            (8)
Other income, net.....................                         379             481            402
                                                           -------         -------        -------
Income before income tax expense......                       2,139           3,591          4,302
Income tax expense....................        P               (935)         (1,061)        (1,327)
                                                           -------         -------        -------
Net income............................                       1,204           2,530          2,975
                                                           =======         =======        =======

   The accompanying footnotes are an integral part of the combined financial statements.

                           STERLING ORGANICS LIMITED

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY



                                               ADDITIONAL                         CUMULATIVE       TOTAL
                                      COMMON    PAID IN     DONATED   RETAINED   TRANSLATION    SHAREHOLDERS'
                                      STOCK     CAPITAL     CAPITAL   EARNINGS   ADJUSTMENTS       EQUITY
                                      ------   ----------   -------   --------   ------------   ------------
                                      $'000     $'000        $'000     $'000        $'000          $'000
Balance at 1 January 1993............   196          --      45,272     15,925      (11,569)       49,824
Net income...........................    --          --          --      1,204           --         1,204
Translation adjustments..............    --          --          --         --         (526)         (526)
                                        ---     -------     --------  --------     --------       -------
Balance at 31 December 1993..........   196          --      45,272     17,129      (12,095)       50,502
Net income...........................    --          --          --      2,530           --         2,530
Dividends on common stock............    --          --          --       (461)          --          (461)
Translation adjustments..............    --          --          --         --        2,278         2,278
                                        ---     -------     --------  --------     --------       -------
Balance at 31 December 1994..........   196          --      45,272     19,198       (9,817)       54,849
Capital donation (Note N)............    --          --       1,202         --           --         1,202
Issue of common stock (Note N).......   163      56,809     (46,474)   (15,487)       4,989            --
Net income...........................    --          --          --      2,975           --         2,975
Translation adjustments..............    --          --          --         --          795           795
                                        ---     -------     --------  --------     --------       -------
Balance at 10 August 1995............   359      56,809          --      6,686       (4,033)       59,821
                                        ===     =======     ========  ========     ========       =======

   The accompanying footnotes are an integral part of the combined financial statements.

                           STERLING ORGANICS LIMITED

                       COMBINED STATEMENTS OF CASH FLOWS



                                                                 FISCAL YEAR ENDED       PERIOD
                                                                    31 DECEMBER           ENDED
                                                                 ------------------     10 AUGUST
                                                                  1993       1994         1995
                                                                 ------     -------     ---------
                                                                 $'000       $'000        $'000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before dividends..................................   1,204       2,530        2,975
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..............................................   7,589       8,039        4,924
     Loss/(profit) on sale of equipment........................      96          12           (5)
     Government grant release..................................    (471)       (231)         (72)
     Release of engineering premium............................  (1,091)     (2,502)        (723)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Decrease/(increase) in accounts receivable...................   1,520      (2,157)      (1,480)
  Decrease in accounts receivable from related parties.........   2,406       1,187        1,725
  Decrease/(increase) in prepayments...........................     271        (140)        (559)
  Decrease/(increase) in inventories...........................   1,383       2,499       (1,407)
  (Decrease)/increase in accounts payable......................    (361)        159        1,276
  (Decrease) in accounts payable to related parties............    (222)       (385)        (134)
  (Decrease)/increase in accrued expenses......................    (404)      2,422          953
  Increase in income taxes.....................................     288         199        1,452
  (Decrease)/increase in deferred income taxes.................    (321)        429         (110)
                                                                 ------      ------       ------
Net cash provided by operating activities......................  11,887      12,061        8,815
                                                                 ------      ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment..............................      48          97           78
  Payments for purchase of equipment...........................  (9,240)    (11,475)      (9,037)
                                                                 ------      ------       ------
Net cash used in investing activities..........................  (9,192)    (11,378)      (8,959)
                                                                 ------      ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash receipt on issue of common stock........................    --         --             454
  (Decrease)/increase in short term borrowings.................  (5,721)        601         (624)
  Receipt of related party loan (Note Q).......................   8,086       --           --
  Repayment of related party loan (Note Q).....................  (3,757)     (5,153)       --
  Payment of dividends.........................................    --          (461)       --
  Receipt of government grants.................................     300         154        --
  Engineering premium received.................................   1,320         466          736
                                                                 ------      ------       ------
Net cash provided by/(used in) financing activities............     228      (4,393)         566
                                                                 ------      ------       ------
Net increase/(decrease) in cash................................   2,923      (3,710)         422
Cash at beginning of period....................................    --         3,287        --
Effect of foreign exchange rate changes on cash................     364         423          (26)
                                                                 ------      ------       ------
Cash at end of period..........................................   3,287       --             396
                                                                 ======      ======       ======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash received for interest...................................     288         255           24
                                                                 ======      ======       ======
  Cash paid for interest.......................................     (22)        (18)          (8)
                                                                 ======      ======       ======
  Cash paid for income taxes...................................    (971)       (434)       --
                                                                 ======      ======       ======

   The accompanying footnotes are an integral part of the combined financial statements.

                           STERLING ORGANICS LIMITED

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

A ORGANISATION AND HISTORY OF STERLING ORGANICS LIMITED

     Sanofi Winthrop Limited (SWL) was established in the United Kingdom as a joint venture between Sterling Winthrop Group Limited (SWGL) and Elf Sanofi UK Limited on 1 January 1992. As part of its business operations SWL had interests in:-

          (a) Sterling Organics Division (Division) -- a manufacturing division of the company located at Dudley together with limited activities at Fawdon, both in the North East of England. Division was primarily a production site for chemical intermediates to be used elsewhere within the Sanofi Group and for made to order products for third parties; and

          (b) Sterling Organics Limited -- a wholly owned subsidiary of SWL whose sole purpose was to act as an intermediate sales company for the sale of the majority of third party products manufactured by Division.

     Prior to the establishment of the joint venture in 1992, Division and Sterling Organics Limited were respectively a division and wholly owned subsidiary of SWGL.

     SWGL sold its interest in SWL to Sanofi UK Limited (formerly Elf Sanofi UK Limited) on 30 September 1994. The business, assets and liabilities of Division were transferred to Sterling Organics Limited on 31 March 1995 in anticipation of the forthcoming sale of the business as part of a Sanofi Group plan to divest non-core activities.

     On 10 August 1995 Crossco (157) Limited, a company whose equity is owned by Sterling Management and the HSBC Entities, purchased the entire issued share capital of Sterling Organics Limited from SWL.

     These combined financial statements have been prepared as if Sterling Organics Limited and Division had operated as a single entity (the Company) throughout the period to 10 August 1995.

B NATURE OF THE BUSINESS

     The Company is a manufacturer of fine chemical intermediates, mainly for the pharmaceuticals industry in Europe. Historically, the Company's business had been concentrated in the bulk manufacture of the pharmaceutical requirements of related parties, although over the years the business has developed a presence in the fine chemicals market, offering both:

          (a) custom synthesis services, whereby customers' process technology is used to toll manufacture a product under contract for a fixed period; and

          (b) a range of standard fine chemical products.

C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1 Basis of presentation

     The combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The combined financial statements are presented in US Dollars ("$").

     For all fiscal periods presented, the Company was owned by two large international companies, each of whom acquired the Company's parent utilizing the purchase method of accounting. Pursuant to regulations established by the Securities and Exchange Commission for public companies, generally accepted accounting principles require that the new purchase accounting basis in an acquired company's assets be "pushed down" to a subsidiary's stand-alone financial statements. Because the predecessor owners could not provide the detailed information necessary to allocate these purchase accounting adjustments to the Company, management has not been able to comply with this accounting requirement. Had push down accounting been applied

                           STERLING ORGANICS LIMITED
to the Company's financial statements, the balance sheet of the Company would have been adjusted to reflect higher values for inventory and fixed assets and a new asset for goodwill would have been recorded; accordingly, in the Company's statements of operations, cost of goods sold would have been increased because of the inventory uplift, depreciation expense would have been higher, resulting in increased cost of goods sold and administrative expenses, and a new expense would have been recorded for goodwill amortization. Following the acquisition of the Company by Crossco (157) Limited on August 10, 1995, a new basis of accounting was established for the Company and any such push down adjustments with respect to goodwill and fixed assets would have been eliminated.

  2 Principles of combination

     The combined financial statements present the financial position, statements of operations, and cash flows as if Sterling Organics Limited and Division had operated as a single entity (the Company) throughout the two year period ended 31 December 1994 and the 32 week period ended 10 August 1995.

     Transactions between Sterling Organics Limited and Division and all intercompany accounts have been eliminated in combination.

  3 Revenue recognition

     (a) Trading revenue

          Trading revenue represents the invoiced value of goods and services, excluding value added tax, supplied in the normal course of business. Revenues are recognised as services are provided and as goods are shipped.

     (b) Engineering premium

          The cost of equipment required to develop a new custom synthesis process is incurred by the Company and included in fixed assets. An engineering premium is charged to customers, either by instalments or by an increment to the unit sales price, to recover an agreed element of these costs. Revenues are recognised on a systematic basis over the life of the project at the same rate as the depreciation charge on the related fixed assets. The difference between amounts invoiced during the year and revenue earned is accounted for as deferred income.

     (c) Government grants

          Government grants for capital expenditure are credited to a deferred income account in the balance sheet and the income is recognised over the expected useful life of the related property, plant and equipment. Government grants for operating expenditure are treated as income in the period in which the related expenditure is charged.

  4 Property, plant and equipment

     Property, plant and equipment are stated at cost less depreciation charged to date.

     The cost of property, plant and equipment represents the purchase cost, together with any incidental costs of acquisition.

                           STERLING ORGANICS LIMITED

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The maximum lives assumed for depreciating assets are as follows:

    Freehold buildings.....................................................  40 years
    Short leasehold properties.............................................  Lease life
    Building installations.................................................  13 years
    Machinery and equipment................................................  8 to 10 years
    Automobiles and trucks.................................................  5 years
    Office machines........................................................  3 to 10 years
    Furniture and fittings.................................................  10 years

     The depreciation charge for assets acquired and disposed of during the year is calculated in proportion to the number of months that the assets are in use. No depreciation is calculated on freehold land or assets in the course of construction.

     When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in income.

  5 Operating leases

     Operating lease rentals are charged to the statement of operations in equal instalments over the life of the lease.

  6 Inventories

     Inventories are stated at the lower of cost or market. In general, cost is determined on a first-in first-out basis and includes transport and handling costs.

     In the case of manufactured products, cost includes all direct expenditure and fixed overheads incurred in bringing each product to its present location and condition based on the normal level of activity. Where necessary, provision is made for obsolete, slow moving and defective inventories.

     Market value is the estimated selling price reduced by all costs of marketing, selling and distribution.

  7 Research and development costs

     Research and development costs are expensed as incurred.

  8 Retirement plan

     SWL has a defined benefit pension plan which covers substantially all employees of the Company. The benefits are based on years of service and the employee's compensation during each year of employment. The scheme is funded by contributions partly from the employees and partly from the Company at rates determined by a professionally qualified actuary.

     The cost of providing retirement pensions and related benefits is charged to the statement of operations over the periods benefitting from the employees' services. The effects of variations from regular cost arising from actuarial valuations of the pension scheme are spread over the expected average remaining service lives of the members of the scheme. The difference between the charge to the statement of operations and the contributions paid to the scheme is shown as an asset or a liability in the balance sheet.

                           STERLING ORGANICS LIMITED

  9 Income taxes

     The charge for taxation is based on the income for the year and takes into account deferred taxation. Deferred tax assets and liabilities are recognised for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates expected to be in effect in the periods in which the differences are expected to affect taxable income.

  10 Foreign currencies

     The functional currency of the Company is Pounds Sterling. For the purposes of these financial statements, the reporting currency has been taken to be US Dollars as in periods subsequent to the offering, for the purpose of which these financial statements have been prepared, financial information in respect of the Company will need to be recast in US Dollars for comparative purposes pursuant to accounting requirements of the Securities and Exchange Commission.

     (a) Transaction gains and losses

             Transaction gains and losses arise when transactions are denominated in a currency other than Pounds Sterling. Changes in exchange rates then increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction, giving rise to a transaction gain or loss.

           Transactions in foreign currencies are accounted for as follows:

           (i) At the date the transaction is recognised, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured in Pounds Sterling by use of the exchange rate in effect at that date; and

           (ii) At each balance sheet date, recorded balances that are denominated in a currency other than Pounds Sterling are adjusted to reflect the current exchange rate.

     (b) Translation adjustments

             Translation adjustments result from the process of translating the Company's financial statements into US Dollars. Assets and liabilities are translated using the exchange rate at the balance sheet date. Reserves, expenses, gains and losses are translated using an appropriately weighted average exchange rate for the period. Translation adjustments are separately reported as cumulative translation adjustments within shareholders' equity and are not included in the determination of net income.

  11 Restructuring and reorganisation costs

     Severance liabilities in respect of rationalisation, reorganisation and related measures are recorded when such obligations are committed. Other such costs which are not associated with or that do not benefit activities that will be continued are recognised as liabilities from the commitment date. Associated expenditure is then charged against the related provision to the extent that it is covered by that provision, or directly against reserves to the extent that it is not so covered.

  12 Environmental costs

     Liabilities for costs relating to environmental and remedial work which must be performed to comply with Her Majesty's Inspector of Pollution and other environmental guidelines are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Associated expenditure is then charged against the related provision to the extent that it is covered by that provision, or directly against reserves to the extent that it is not so covered.

                           STERLING ORGANICS LIMITED

  13 Cash equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

D ACCOUNTS AND OTHER RECEIVABLES

     The components of accounts and other receivables are as follows:

                                                                              31 DECEMBER
                                                                                 1994
                                                                              -----------
                                                                                 $'000
    Trade accounts receivable.............................................       5,398
    Less allowance for doubtful accounts receivable.......................        (144)
                                                                                ------
                                                                                 5,254
    Accounts receivable from related parties..............................       1,690
    Other receivables.....................................................       1,096
                                                                                ------
                                                                                 8,040
                                                                                ======

     Amounts charged/(credited) to administrative expenses relating to doubtful accounts receivable totalled $Nil and $129,000 for the fiscal years 1993 and 1994 respectively, and $(144,000) for the period ended 10 August 1995. The allowance for doubtful accounts receivable at the end of 1994 related to specific doubtful accounts in Iran. The provision of $144,000 was reversed in 1995 when those accounts were paid. There were no significant doubtful accounts at 10 August 1995.

E INVENTORIES

     The components of inventories are as follows:

                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    Raw materials..........................................................        1,422
    Work in progress.......................................................        5,214
    Finished goods.........................................................       10,673
    Engineering stores and replacement parts...............................        2,964
                                                                                  ------
                                                                                  20,273
                                                                                  ======

     Amounts charged/(credited) to cost of goods sold relating to slow-moving and obsolete inventories totalled $622,000 and $(574,000) for the fiscal years 1993 and 1994, and $(123,000) for the period ended 10 August 1995. During 1994, work in progress for a chemical intermediate relating to an obsolete Sanofi product valued at $389,000 was written off and disposed of and the related provision was released. In the period ended 10 August 1995, a previously recorded provision for Glaxo Sulphonamide of $145,000 was reversed in response to improved sales of the product.

                           STERLING ORGANICS LIMITED

F PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                              31 DECEMBER
                                                                                 1994
                                                                              -----------
                                                                                 $'000
    Land................................................................            158
    Buildings...........................................................         10,451
    Building installations..............................................          7,300
    Machinery and equipment.............................................         89,021
    Automobiles and trucks..............................................            770
    Office machines.....................................................          2,948
    Furniture and fittings..............................................            316
                                                                              ---------
                                                                                110,964
    Accumulated depreciation............................................        (68,034)
    Assets in the course of construction................................          5,402
                                                                              ---------
    Property, plant and equipment, net..................................         48,332
                                                                              =========

     Depreciation expense relating to property, plant and equipment totalled $7,589,000 and $8,039,000 for the fiscal years 1993 and 1994 respectively and $4,924,000 for the period ended 10 August 1995.

G SHORT TERM BORROWINGS

     As part of the operations of SWL, the Company had access to a short term credit facility with Midland Bank plc between 1 January 1992 and 10 August 1995. The main terms of this credit facility were:

          (a) Repayable on demand;

          (b) Maximum drawdown of L3,000,000 ($4,700,000);

          (c) Secured by a fixed and floating charge over the assets of the Company; and

          (d) Interest rate charged at LIBOR (London Inter-Bank Offer Rate) +1% on the outstanding balance.

H ACCOUNTS PAYABLE

     Accounts payable include:

                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    Trade accounts payable...............................................         1,472
    Accounts payable to related parties..................................           132
                                                                                 ------
                                                                                  1,604
                                                                                 ======

                           STERLING ORGANICS LIMITED

I ACCRUED EXPENSES

     These consist of the following:

                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    CURRENT LIABILITIES
    Accrued payroll and payroll taxes......................................          967
    Capital accruals.......................................................        2,283
    Retirement plan (Note R)...............................................          152
    Restructuring provision................................................          307
    Environmental provision................................................           45
    Other liabilities......................................................        1,784
                                                                                  ------
                                                                                   5,538
                                                                                  ------
    NON-CURRENT LIABILITIES
    Retirement plan (Note R)...............................................        4,610
    Restructuring provision................................................          497
    Environmental provision................................................        1,535
                                                                                  ------
                                                                                   6,642
                                                                                  ------
              Total accrued expenses.......................................       12,180
                                                                                  ======

  Restructuring provision

                                                                               YEAR ENDED
                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    Balance at beginning of period.........................................        760
    Translation adjustments................................................         44
                                                                                ------
    Balance at end of period...............................................        804
                                                                                ======
    Due less than one year.................................................        307
    Due after more than one year...........................................        497
                                                                                ------
                                                                                   804
                                                                                ======

     The provision remaining at 31 December 1994 is in respect of 7 planned employee terminations and the expected write down of fixed assets at Fawdon.

                           STERLING ORGANICS LIMITED

  Environmental provision

                                                                               YEAR ENDED
                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    Balance at beginning of period.......................................         1,735
    Cash payments........................................................          (133)
    Amounts charged to provision.........................................            27
    Translation adjustments..............................................           (49)
                                                                                  -----
    Balance at end of period.............................................         1,580
                                                                                  =====
    Due less than one year...............................................            45
    Due after more than one year.........................................         1,535
                                                                                  -----
                                                                                  1,580
                                                                                  =====

     The two main elements of the environmental provision are:

  Fawdon relocation

     Historically, Fawdon housed the Company's Pilot Plant and Research and Development facilities. A decision was taken in late 1991 to move these facilities to the site at Dudley and close down the operations at Fawdon. This transfer of operations began in 1991 and is expected to be completed by the end of 1996. A provision of $915,000 was made in respect of the decommissioning costs expected to be incurred.

  Waste treatment plant

     In 1991 a provision of $1,635,000 was set up when it was decided to build a new waste treatment plant at Dudley. The provision was made in respect of environmental clean-up costs relating to lagoons which were used to store waste effluent before the commissioning of the new plant which came on line during 1993. Costs of $1,166,000 have been incurred to date, and the remaining provision is expected to be utilised by the end of 1996.

J DEFERRED INCOME

     The components of deferred income are as follows:

                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    Government grants....................................................         1,009
    Engineering premium..................................................         1,917
                                                                                  -----
                                                                                  2,926
                                                                                  =====

                           STERLING ORGANICS LIMITED

K DEFERRED INCOME TAXES

     The deferred tax assets and liabilities consist of:

                                                                               31 DECEMBER
                                                                                  1994
                                                                               -----------
                                                                                  $'000
    DEFERRED TAX ASSETS:
    Non-current:
      Engineering premium................................................           (634)
      Retirement plan provision..........................................            (50)
                                                                                  ------
                                                                                    (684)
                                                                                  ------
    CURRENT:
      Environmental provision............................................           (211)
      Retirement plan provision..........................................         (1,522)
      Restructuring provision............................................           (264)
      Other differences..................................................            (65)
                                                                                  ------
                                                                                  (2,062)
                                                                                  ------
              Total deferred tax assets..................................         (2,746)

    DEFERRED TAX LIABILITIES:
    Non-current:
      Excess capital allowances..........................................          6,421
                                                                                  ------
                                                                                   3,675
                                                                                  ======

L COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment used in its operations. The rental costs arising from operating leases are expensed in the year they are incurred. Rental expense was $382,000 and $361,000 for the fiscal years 1993 and 1994 respectively and was $230,000 for the period ended 10 August 1995.

     The minimum lease commitments under non-cancellable operating leases at 31 December 1994 were as follows:

                                                                                   1994
                                                                                   -----
                                                                                   $'000
    0 - 1 years..................................................................    386
    1 - 2 years..................................................................    349
    2 - 3 years..................................................................    207
    3 - 4 years..................................................................    188
    4 - 5 years..................................................................    136
    thereafter...................................................................    330
                                                                                   -----
                                                                                   1,596
                                                                                   =====

     Existing leases are expected to be renewed or replaced by leases on other assets in the normal course of business.

                           STERLING ORGANICS LIMITED

M COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

     The composition of the common stock of the Company is set out below:

                                                                                    $'000
    DURING THE PERIOD 1 JANUARY 1993 TO 30 MARCH 1995:
    Authorised, issued and fully paid; 100,000 ordinary shares of L1 ($1.96)
      each........................................................................   196
                                                                                     ===
    DURING THE PERIOD 31 MARCH 1995 TO 9 AUGUST 1995:
    Authorised, issued and fully paid; 200,000 ordinary shares of L1 (average of
      $1.795) each................................................................   359
                                                                                     ===
    ON 10 AUGUST 1995:
    Authorised, issued and fully paid;
      200,000 deferred shares of L1 (average of $1.795) each......................   359
      2 shares of FF100 ($20.37) each.............................................    --
                                                                                     ---
                                                                                     359
                                                                                     ===

     On 30 March 1995, authorised share capital was increased to 200,000 ordinary shares of L1 each, the new shares ranking pari passu with those already in existence. On 31 March 1995, 100,000 ordinary shares of L1 each were issued to SWL in consideration for the transfer of the assets and liabilities of Division at a net book value of $56,972,000 from SWL. This transaction resulted in the creation of additional paid in capital of $56,809,000 (see Note N).

     On 10 August 1995, there were further changes in the common stock and attached rights as follows:

        (a) The authorised share capital was increased to include two shares of FF100 each, ranking pari passu with the existing ordinary shares, which were duly issued to Sanofi UK Limited on that date;

        (b) The existing 200,000 ordinary shares were converted to 200,000 deferred shares of L1 each; and

        (c) The rights of the shares in existence were amended so that:

            (i) the deferred shares were attributed no voting rights or rights to share in profits; and

            (ii) the deferred shares were given the right to participate in a capital distribution at par only once L1,000,000 ($1,589,000) had been paid in respect of each FF100 share. Any remaining capital would then be applied equally to the FF100 shares.

N DONATED CAPITAL

     Immediately prior to the formation of the SWL joint venture, a capital donation of $45,272,000 was made to Division by SWGL. This donation was effected by the waiver of debts owed by Division to SWGL.

     On 31 March 1995, a further capital donation of $1,202,000 was made by SWL to Division by the transfer of credit balances to SWL from Division for nil consideration.

                           STERLING ORGANICS LIMITED

     On 31 March 1995, the entire net assets of Division of $56,972,000 were transferred to the Company by SWL in consideration for the issue of 100,000 ordinary shares of L1 ($1.63) each by the Company to SWL. The effect of this transaction is set out below:

                                                                                   $'000
    NET ASSETS OF DIVISION AT 31 MARCH 1995, REPRESENTED BY:
      Donated capital...........................................................   41,485
      Retained earnings.........................................................   15,487
                                                                                   ------
                                                                                   56,972
                                                                                   ======
    CONVERTED TO:
      Common stock..............................................................      163
      Additional paid in capital................................................   56,809
                                                                                   ------
                                                                                   56,972
                                                                                   ======

O SEGMENT INFORMATION

     The Company considers that it operates in one industry segment, the manufacture of fine chemical intermediates for the pharmaceuticals industry.

     Gross revenues, operating profits and identifiable assets of the Company all relate to UK operations. Gross revenues by destination are set out below:

                                              UNITED
                                            KINGDOM &       CONTINENTAL                   ASIA,
                                             REPUBLIC         EUROPE        AMERICA      AFRICA       TOTAL
                                            OF IRELAND      -----------     -------     & PACIFIC     ------
                                           ------------        $'000         $'000      ---------     $'000
                                              $'000                                       $'000
GROSS REVENUES
1993             Related parties.........     42,011               --          975           --       42,986
                 Third parties...........     15,222           14,940          264        1,085       31,511
                                              ------           ------        -----        -----       ------
                                              57,233           14,940        1,239        1,085       74,497
                                              ======           ======        =====        =====       ======
1994             Related parties.........     40,845              207          255           --       41,307
                 Third parties...........     19,771           15,917          326        1,538       37,552
                                              ------           ------        -----        -----       ------
                                              60,616           16,124          581        1,538       78,859
                                              ======           ======        =====        =====       ======
10 August 1995   Related parties.........     28,222              787           --           --       29,009
                 Third parties...........     11,685            7,188        2,677          816       22,366
                                              ------           ------        -----        -----       ------
                                              39,907            7,975        2,677          816       51,375
                                              ======           ======        =====        =====       ======

                           STERLING ORGANICS LIMITED

     Gross revenues from each of five customers exceeded 10% during one or more of the periods presented. These customers accounted for the following percentages of gross revenues.



                                                                   YEAR ENDED        PERIOD
                                                                   31 DECEMBER        ENDED
                                                                  -------------     10 AUGUST
                                                                  1993     1994       1995
                                                                  ----     ----     ---------
                                                                   %        %           %
    Related party (United Kingdom & Republic of Ireland)
    Related party A...........................................     17       15          17
    Related party B...........................................     29       31          36
    Related party C...........................................     11       12           2
                                                                   ==       ==          ==

    Third party (United Kingdom & Republic of Ireland)
    Third party A.............................................     12       11          11
                                                                   ==       ==          ==
    Third party (Continental Europe)
    Third party B.............................................     10        8           8
                                                                   ==       ==          ==

     All related parties referred to above were fellow group companies at the time of the relevant transactions. Prices charged to related parties were based on a cost plus formula (see Note Q) and normal commercial payment terms were applied to these transactions.

P INCOME TAX EXPENSE

     Income tax expense comprised the following:


                                                                 YEAR ENDED         PERIOD
                                                                 31 DECEMBER        ENDED
                                                                -------------     10 AUGUST
                                                                1993      1994       1995
                                                                ----      ----    ---------
                                                                $'000     $'000     $'000
    United Kingdom corporation tax at 33% based on income
      for the year..........................................    1,256       632       1,437
    Deferred taxation.......................................     (321)      429        (110)
                                                                  ---      ----        ----
    Total taxes on income...................................      935     1,061       1,327
                                                                  ===      ====        ====

     Total taxes on income varied from the amount computed by applying the corporate tax rate to income before taxes. The differences were mainly attributable to the following factors:

                                                                 YEAR ENDED        PERIOD
                                                                 31 DECEMBER        ENDED
                                                                -------------     10 AUGUST
                                                                1993     1994       1995
                                                                ----     ----     ---------
                                                                   %        %             %
    United Kingdom statutory corporation tax rate...........    33.0     33.0        33.0

    Group charges disallowed (see Note Q)...................     7.3       --          --
    Release of government grants............................    (1.7)    (0.7)       (0.6)
    Adjustments in respect of prior years...................     4.5     (3.1)        0.4
    Other differences.......................................     0.6      0.4        (2.0)
                                                                ----     ----        ----
                                                                43.7     29.6        30.8
                                                                ====     ====        ====

                           STERLING ORGANICS LIMITED

     The deferred taxation (credit)/charge was mainly the result of the tax effect of timing differences as follows:

                                                                YEAR ENDED 31      PERIOD
                                                                  DECEMBER          ENDED
                                                                -------------     10 AUGUST
                                                                1993     1994       1995
                                                                ----     ----     ---------
                                                                $'000    $'000        $'000
    Excess capital allowances/(depreciation)................     266      (46)       (153)
    Engineering premium.....................................     (76)     672          --
    Retirement plan provision...............................    (391)    (854)         26
    Restructuring provision.................................      --      423         102
    Environmental provision.................................      42       91          --
    Other differences.......................................    (162)     143         (85)
                                                                ----     ----        ----
                                                                (321)     429        (110)
                                                                ====     ====        ====

Q RELATED PARTY TRANSACTIONS

     The Company had the following total amounts of transactions and balances with related parties:

                                                                                      PERIOD
                                                          YEAR ENDED 31 DECEMBER       ENDED
                                                          ----------------------     10 AUGUST
                                                           1993         1994           1995
                                                          ------     -----------     ---------
                                                           $'000           $'000         $'000
    Sales.............................................    42,986        41,307         29,009
                                                          ======        ======         ======
    Other income......................................       929           451             30
                                                          ======        ======         ======
    Purchases and other expenses......................     6,341         4,860          1,704
                                                          ======        ======         ======

                                                                     31 DECEMBER
                                                                        1994
                                                                     -----------
    ACCOUNTS RECEIVABLE
    Related party A...................................                   1,661
                                                                     ==========
    ACCOUNTS PAYABLE
    Related party B...................................                      35
    Other group companies.............................                      94
                                                                     -----------
                                                                           129
                                                                     ==========

     During the periods under examination, the Company's main objective was the delivery of active ingredients to fellow group companies. Prices charged were based on a cost-plus formula. Following completion of the management buy-out on 10 August 1995, trading with Sanofi Group companies is governed by the terms of an arm's length supply agreement.

     Related party purchases consisted principally of charges such as interest, car fleet management, insurance, pension, rates, utilities and raw materials. These charges were generally charged based on a specific identification of the costs incurred, or an allocation of total costs. Management believes that these allocation methods are reasonable and that they result in the allocation of expenses that are applicable to the Company's operations. Additionally, management believes that the expenses so charged are representative of the amounts which the Company would have incurred had it operated as an unrelated entity.

     The Company incurred administration charges of $475,000 in the fiscal year 1993, relating to administration carried out by related parties, which, in the opinion of management, would not have been incurred had the Company operated independently. These charges have been treated as disallowable for taxation purposes.

                           STERLING ORGANICS LIMITED

     In February 1993, the Company received an interest free loan of L5,679,000 ($8,086,000) from a related party. This loan was repaid as follows:

                                                                                   $'000
    March 1993...................................................................  1,183
    October 1993.................................................................  2,506
    December 1993................................................................     68
                                                                                   -----
                                                                                   3,757
    October 1994.................................................................  5,153
    Translation differences......................................................   (824)
                                                                                   -----
                                                                                   8,086
                                                                                   =====

R RETIREMENT PLAN

     The employees of the Company participate in the Sanofi Winthrop Pension Plan (SWPP). Benefits are based on years of service and the employee's compensation throughout that period.

     SWPP commenced on 31 October 1992 with the initial membership comprising the active members of the Sterling-Winthrop Group Pension Fund (SWGPF), who agreed to transfer their rights following the creation of SWL in the United Kingdom.

     The transferring members were granted back-dated service under the plan and a transfer of assets from SWGPF to SWPP took place.

     Following a transition period after the change in ownership of the Company on 10 August 1995, the Company's participation in SWPP will terminate. A new plan is expected to be established in substantially the same form as SWPP covering the Company's employees. It is intended that there will then be a transfer of assets between SWPP and the new plan in an amount equal to the present value of the accrued benefits.

     The assets of SWPP are invested in a portfolio of investments managed by Mercury Asset Management Limited.

     The following table sets forth the funded status of the element of SWPP in which the Company has an interest:

                                                                          31 DECEMBER
                                                                             1994
                                                                          -----------
                                                                             $'000
          Vested benefit obligations................................         18,807
                                                                             ------
          Accumulated benefit obligations...........................         18,807
                                                                             ------
          Projected benefit obligations.............................         30,741
          Fair value of plan assets.................................         27,337
                                                                             ------
          Funded status.............................................         (3,404)
          Unrecognised transition asset.............................         (3,015)
          Unrecognised net loss.....................................          1,657
                                                                             ------
          Accrued pension expense...................................         (4,762)
                                                                             ======
          Due less than one year....................................            152
          Due after more than one year..............................          4,610
                                                                             ------
                                                                              4,762
                                                                             ======

                           STERLING ORGANICS LIMITED

     The pension costs and related assumptions in respect of the fiscal years 1993 and 1994 and the period ended 10 August 1995 are set out below:

  Pension costs and related assumptions



                                                      YEAR ENDED                PERIOD
                                                      31 DECEMBER              ENDED 10
                                                 ---------------------          AUGUST
                                                  1993           1994            1995
                                                 ------         ------         ---------
                                                   %              %                %
          ASSUMPTIONS
          Discount rate......................         6 3/4          9                8 1/2
          Return on plan assets..............         9 1/2          9 1/2            9 1/2
          Salary increases...................         6 1/2          7                7
          PENSION EXPENSE                        $'000          $'000           $'000
          Service cost.......................     1,681          2,725            1,182
          Interest cost......................     2,296          2,711            1,722
          Return on plan assets..............    (2,475)        (2,947)          (1,616)
          Amortisation of transition asset...      (321)          (329)            (210)
          Amortisation of net loss...........        --            425               --
                                                 ------         ------           ------
          Net periodic pension cost..........     1,181          2,585            1,078
          Employer contribution..............        --             --           (1,155)
          Translation adjustments............       (33)           160               74
                                                 ------         ------           ------
          (Increase)/decrease in accrued
            pension expense..................    (1,148)        (2,745)               3
                                                 ======         ======           ======

     The Company enjoyed a pension contribution holiday from the establishment of the SWPP until 31 December 1994. The Company resumed normal contribution levels on 1 January 1995.

     In line with FAS 87 the cost of providing retirement pensions and related benefits must be charged to the statement of operations over the periods benefitting from the employees' service. The amount by which the charge to the statement of operations has exceeded contributions paid is shown as a liability in the balance sheet.

S FOREIGN CURRENCY TRANSACTIONS

     Foreign currency transactions gave rise to gains/(losses) of $139,000; $(31,000) and $(13,000) in the fiscal years 1993, 1994 and the period ended 10 August 1995, respectively.

                             CROSSCO (157) LIMITED

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Crossco (157) Limited:

     We have audited the accompanying consolidated balance sheet of Crossco
(157) Limited as of 31 December 1995 and the related consolidated statements of operations, equity and cash flows for the period from inception (July 14, 1995) to 31 December 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the combined financial position of Crossco (157) Limited as of 31 December 1995, and the combined results of its operations and its cash flows for the period from inception (July 14, 1995) to 31 December 1995, in conformity with accounting principles generally accepted in the United States.

                                            COOPERS & LYBRAND

Newcastle upon Tyne
England
February 27, 1996

                             CROSSCO (157) LIMITED

                           CONSOLIDATED BALANCE SHEET

                                                                                      31 DECEMBER
                                                                                         1995
                                                                         FOOTNOTE     -----------
                                                                         --------        $'000
ASSETS
CURRENT ASSETS
  Cash.................................................................                   7,845
  Accounts and other receivables.......................................    D              8,335
  Inventories..........................................................    E             18,547
  Prepayments..........................................................                     366
     Total current assets..............................................                  35,093
  Property, plant and equipment, net...................................    F             44,868
          Total assets.................................................                  79,961
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................                   5,374
  Accrued expenses.....................................................    G              7,881
  Accrued income taxes.................................................                     996
  Current portion of long-term debt....................................    J                660
     Total current liabilities.........................................                  14,911
NON-CURRENT LIABILITIES
  Deferred income......................................................    H              2,962
  Deferred income taxes................................................    I              3,453
  Accrued expenses.....................................................    G              4,425
  Long term debt.......................................................    J             40,304
     Total non-current liabilities.....................................                  51,144
          Total liabilities............................................                  66,055
Cumulative redeemable preferred stock at redemption value..............    K             13,541
Commitments and contingencies..........................................    L
SHAREHOLDERS' EQUITY
Common stock, ordinary (on incorporation L1 par value, 100 shares authorised, 1 share issued and outstanding. At 31 December 1995, L0.1
  par value, 300,000 shares authorised, issued and outstanding)........    M                 48
Common stock, Series A (on incorporation none authorised, issued or outstanding. At 31 December 1995 L0.1 par value, 790,909 shares
  authorised, issued and outstanding)..................................    M                125
Additional paid in capital.............................................                   1,560
Accumulated deficit....................................................                  (1,201)
Cumulative translation adjustments.....................................                    (167)
     Total shareholders' equity........................................                     365
          Total liabilities and shareholders' equity...................                  79,961

 The accompanying footnotes are an integral part of the consolidated financial statements.

                             CROSSCO (157) LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     PERIOD ENDED
                                                                                     31 DECEMBER
                                                                                         1995
                                                                        FOOTNOTE     ------------
                                                                        --------     $'000
Gross revenues........................................................      O            34,828
Cost of goods sold....................................................                  (30,836)
Research and development..............................................                     (651)
                                                                                     ------------
                                                                                          3,341
Selling and distribution expenses.....................................                     (681)
Administrative expenses...............................................                   (2,047)
                                                                                     ------------
Operating income......................................................                      613
Interest income.......................................................                      143
Interest expense......................................................                   (2,070)
Other income, net.....................................................                        5
                                                                                     ------------
Loss before income tax expense........................................                   (1,309)
Income tax expense....................................................      P               351
                                                                                     ------------
Net loss..............................................................                     (958)
Dividends on preference shares........................................                     (243)
                                                                                     ------------
Net loss for ordinary shares..........................................                   (1,201)
                                                                                     ==========

 The accompanying footnotes are an integral part of the consolidated financial statements.

                             CROSSCO (157) LIMITED

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    ORDINARY L1                                          ADDITIONAL                 CUMULATIVE
                    COMMON STOCK    ORDINARY L0.1      SERIES A L0.1      PAID-IN     ACCUMULATED   TRANSLATION   TOTAL
                                     COMMON STOCK       COMMON STOCK      CAPITAL       DEFICIT     ADJUSTMENTS   SHARE-
                    ------------   ----------------   ----------------   ----------   -----------   ----------   HOLDERS'
                                                                                                                  EQUITY
                                                                                                                 --------
                     NO    $'000        NO    $'000        NO    $'000        $'000         $'000        $'000      $'000
Balance at 14 July
  1995.............   1      --         --      --         --      --          --            --          --          --
Conversion of L1
  ordinary shares
  into L0.1
  ordinary
  shares...........  (1)     --         10      --         --      --          --            --          --          --
L0.1 ordinary
  shares issued for
  cash.............  --      --    299,990      48         --      --         428            --          --         476
L0.1 ordinary A
  shares issued for
  cash.............  --      --         --      --    790,909     125       1,132            --          --       1,257
Net loss for
  period...........  --      --         --      --         --      --          --          (958)         --        (958)
Dividends on
  preference
  shares...........  --      --         --      --         --      --          --          (243)         --        (243)
Translation
  adjustments......  --      --         --      --         --      --          --            --        (167)       (167)
                             --                 --                 --
                    ---            -------            -------                 ---           ---         ---         ---
Balance at 31
  December 1995....  --      --    300,000      48    790,909     125       1,560        (1,201)       (167)        365
                    ===      ==    =======      ==    =======      ==         ===           ===         ===         ===

 The accompanying footnotes are an integral part of the consolidated financial statements.

                             CROSSCO (157) LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    PERIOD
                                                                                     ENDED
                                                                                  31 DECEMBER
                                                                                     1995
                                                                                  -----------
                                                                                        $'000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before dividends.......................................................       (958)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation....................................................................      2,576
Loss on sale of equipment.......................................................         11
Government grant release........................................................        (50)
Release of engineering premium..................................................       (374)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase in accounts receivable.................................................       (692)
Decrease in prepayments.........................................................        549
Decrease in inventories.........................................................      4,831
Increase in accounts payable....................................................      2,694
Increase in accrued expenses....................................................        327
Increase in preference share dividends payable..................................        243
Decrease in income taxes........................................................       (858)
Decrease in deferred income taxes...............................................       (704)
                                                                                    -------
Net cash provided by operating activities.......................................      7,595
                                                                                    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of equipment..............................................     (4,107)
Proceeds from sale of equipment.................................................        424
Purchase of subsidiary undertaking, (net of cash acquired) (Note N).............    (53,762)
                                                                                    -------
Net cash used in investing activities...........................................    (57,445)
                                                                                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash receipt on issue of common shares (Note M).................................      1,733
Proceeds from issuance of cumulative redeemable preference shares (Note K)......     13,606
Proceeds from issuance of long term debt (Note J)...............................     41,911
Engineering premium received....................................................        542
                                                                                    -------
Net cash provided by financing activities.......................................     57,792
                                                                                    -------
Net increase in cash............................................................      7,942
Cash at beginning of period.....................................................         --
Effect of foreign exchange rate charges on cash.................................        (97)
                                                                                    -------
Cash at end of period...........................................................      7,845
                                                                                    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash received for interest......................................................        143
                                                                                    =======
Cash paid for interest..........................................................     (1,466)
                                                                                    =======
Cash paid for income taxes......................................................     (1,221)
                                                                                    =======

 The accompanying footnotes are an integral part of the consolidated financial statements.

                             CROSSCO (157) LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A ORGANISATION AND HISTORY OF CROSSCO (157) LIMITED

     The Company was incorporated on 14 July 1995. On 10 August 1995 the Company acquired the entire issued share capital of Sterling Organics Limited from Sanofi Winthrop Limited (SWL) (see Note N).

     SWL was established in the United Kingdom as a joint venture between Sterling Winthrop Group Limited (SWGL) and Elf Sanofi UK Limited on 1 January 1992. As part of its business operations SWL had interests in:-

          (a) Sterling Organics Division (Division) -- a manufacturing division of the company located at Dudley together with limited activities at Fawdon, both in the North East of England. Division was primarily a production site for chemical intermediates to be used elsewhere within the Sanofi Group and for made to order products for third parties; and

          (b) Sterling Organics Limited (SOL) -- a wholly owned subsidiary of SWL whose sole purpose was to act as an intermediate sales company for the sale of the majority of third party products manufactured by Division.

     Prior to the establishment of the joint venture in 1992, Division and SOL were respectively a division and wholly owned subsidiary of SWGL.

     SWGL sold its interest in SWL to Sanofi UK Limited (formerly Elf Sanofi UK Limited) on 30 September 1994 and the business, assets and liabilities of Division were transferred to SOL on 31 March 1995 in anticipation of the forthcoming sale of the business as part of a Sanofi Group plan to divest non-core activities.

B NATURE OF THE BUSINESS

     The Company's wholly owned subsidiary, SOL, is a manufacturer of fine chemical intermediates, mainly for the pharmaceuticals industry in Europe. Historically, SOL's business had been concentrated in the bulk manufacture of the pharmaceutical requirements of related parties, although over the years the business has developed a presence in the fine chemicals market, offering both:

          (a) custom synthesis services, whereby customers' process technology is used to toll manufacture a product under contract for a fixed period; and

          (b) a range of standard fine chemical products.

C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1 Basis of presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements are presented in US Dollars ("$").

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  2 Principles of consolidation

     The consolidated financial statements present the financial position, statement of operations, and cash flows of the Company and its subsidiary undertaking (the Group) for the period to 31 December 1995.

     On acquisition of a subsidiary, all of the subsidiary's separable assets and liabilities that exist at the date of acquisition are recorded at their fair values reflecting their condition at that date (see Note N).

                             CROSSCO (157) LIMITED

     Transactions between the Company and SOL and all intercompany accounts have been eliminated on consolidation.

  3 Revenue recognition

     (a) Trading revenue

          Trading revenue represents the invoiced value of goods and services, excluding value added tax, supplied in the normal course of business. Revenues are recognised as services are provided and as goods are shipped.

     (b) Engineering premium

          The cost of equipment required to develop a new custom synthesis process is incurred by the Group and included in fixed assets. An engineering premium is charged to customers, either by instalments or by an increment to the unit sales price, to recover an agreed element of these costs. Revenues are recognised on a systematic basis over the life of the project at the same rate as the depreciation charge on the related fixed assets. The difference between amounts invoiced during the year and revenue earned is accounted for as deferred income.

     (c) Government grants

          Government grants for capital expenditure are credited to a deferred income account in the balance sheet and the income is recognised over the expected useful life of the related property, plant and equipment. Government grants for operating expenditure are treated as income in the period in which the related expenditure is charged.

  4 Property, plant and equipment

     Property, plant and equipment are stated at cost less depreciation charged to date.

     The cost of property, plant and equipment represents the purchase cost, together with any incidental costs of acquisition.

     Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The maximum lives assumed for depreciating assets are as follows:

    Freehold buildings.....................................................  40 years
    Short leasehold properties.............................................  Lease life
    Building installations.................................................  13 years
    Machinery and equipment................................................  8 to 10 years
    Automobiles and trucks.................................................  5 years
    Office machines........................................................  3 to 10 years
    Furniture and fittings.................................................  10 years

     The depreciation charge for assets acquired and disposed of during the year is calculated in proportion to the number of months that the assets are in use. No depreciation is calculated on freehold land or assets in the course of construction.

     When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in income.

  5 Operating leases

     Operating lease rentals are charged to the statement of operations in equal instalments over the life of the lease.

                             CROSSCO (157) LIMITED

  6 Inventories

     Inventories are stated at the lower of cost or market. In general, cost is determined on a first-in first-out basis and includes transport and handling costs.

     In the case of manufactured products, cost includes all direct expenditure and fixed overheads incurred in bringing each product to its present location and condition based on the normal level of activity. Where necessary, provision is made for obsolete, slow moving and defective inventories.

     Market value is the estimated selling price reduced by all costs of marketing, selling and distribution.

  7 Research and development costs

     Research and development costs are expensed as incurred.

  8 Retirement plan

     SWL has a defined benefit pension plan which covers substantially all employees of SOL. The benefits are based on years of service and the employee's compensation during each year of employment. The scheme is funded by contributions partly from the employees and partly from the Group at rates determined by a professionally qualified actuary.

     The cost of providing retirement pensions and related benefits is charged to the income statement over the periods benefitting from the employees' services. The effects of variations from regular cost arising from actuarial valuations of the pension scheme are spread over the expected average remaining service lives of the members of the scheme. The difference between the charge to the statement of operations and the contributions paid to the scheme is shown as an asset or a liability in the balance sheet.

  9 Income taxes

     The charge for taxation is based on the income for the year and takes into account deferred taxation. Deferred tax assets and liabilities are recognised for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates expected to be in effect in the periods in which the differences are expected to affect taxable income.

  10 Foreign currencies

     The functional currency of the Company is Pounds Sterling. For the purposes of these financial statements, the reporting currency has been taken to the US Dollars as in periods subsequent to the offering, for the purpose of which these financial statements have been prepared, financial information in respect of the Company will need to be recast in US Dollars for comparative purposes pursuant to accounting requirements of the Securities Exchange Commission.

  (a) Transaction gains and losses

     Transaction gains and losses arise when transactions are denominated in a currency other than Pounds Sterling. Changes in exchange rates then increase or decrease the expected amount of functional currency cash flows upon settlement of the transaction, giving rise to a transaction gain or loss.

     Transactions in foreign currencies are accounted for as follows:

          (i) At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured in Pounds Sterling by use of the exchange rate in effect at that date; and

          (ii) At each balance sheet date, recorded balances that are denominated in a currency other than Pounds Sterling are adjusted to reflect the current exchange rate.

                             CROSSCO (157) LIMITED

  (b) Translation adjustments

     Translation adjustments result from the process of translating the Company's financial statements into US Dollars. Assets and liabilities are translated using the exchange rate at the balance sheet date. Reserves, expenses, gains and losses are translated using an appropriately weighted average exchange rate for the period. Translation adjustments are separately reported as cumulative translation adjustments within shareholders' equity and are not included in the determination of net income.

  11 Restructuring and reorganisation costs

     Severance liabilities in respect of rationalisation, reorganisation and related measures are recorded when such obligations are committed. Other such costs which are not associated with or that do not benefit activities that will be continued are recognised as liabilities from the commitment date. Associated expenditure is then charged against the related provision to the extent that it is covered by that provision, or directly against reserves to the extent that it is not so covered.

  12 Environmental costs

     Liabilities for costs relating to environmental and remedial work which must be performed to comply with Her Majesty's Inspector of Pollution and other environmental guidelines are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Associated expenditure is then charged against the related provision to the extent that is covered by that provision, or directly against reserves to the extent that it is not so covered.

  13 Cash equivalents

     For the purposes of the statement of cash flows, the Group considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  14 Other

     The Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1995. FAS 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The adoption of FAS 121 did not have any material financial impact on the Company.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." FAS 123 encourages but does not require the recognition of compensation expense for grants of stock, stock options, and other equity instruments based upon new fair value accounting rules (the "recognition method"). Companies that choose not to adopt the recognition method must disclose pro forma net income and earnings per share amounts under that method and make detailed disclosures about plan terms, exercise prices, and assumptions used in measuring the fair value of stock-based grants (the "disclosure method"). The Company plans to adopt the disclosure method in 1996. The Company has not determined the effect, on a pro forma basis to 1995 net loss, of applying fair value accounting rules to grants of stock-based awards in 1995.

                             CROSSCO (157) LIMITED

D ACCOUNTS AND OTHER RECEIVABLES

     The components of accounts and other receivables are as follows:

                                                                               31 DECEMBER
                                                                                  1995
                                                                               -----------
                                                                                  $'000
    Trade accounts receivable..............................................       7,775
    Less allowance for doubtful accounts receivable........................        (144)
                                                                                  -----
                                                                                  7,631
    Other receivables......................................................         704
                                                                                  -----
                                                                                  8,335
                                                                                  =====

     Amounts charged to administrative expenses relating to doubtful accounts receivable totalled $144,000 for the period ended 31 December 1995. $64,000 of this charge related to specific doubtful debts with Iranian customers, the remainder being a general provision for doubtful accounts which was created during the period.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is significantly due to two customers (see Note O).

E INVENTORIES

     The components of inventories are as follows:

                                                                               31 DECEMBER
                                                                                  1995
                                                                               -----------
                                                                                  $'000
    Raw materials..........................................................        1,792
    Work in progress.......................................................        5,024
    Finished goods.........................................................        8,704
    Engineering stores and replacement parts...............................        3,027
                                                                                  ------
                                                                                  18,547
                                                                                  ======

     The cost of products sold for the period ended 31 December 1995 has been charged with $105,000, which relates to slow-moving and obsolete inventories.

F PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                              31 DECEMBER
                                                                                  1995
                                                                              ------------
                                                                                 $'000
    Land..................................................................           151
    Buildings.............................................................         8,642
    Building installations................................................         7,538
    Machinery and equipment...............................................        85,437
    Automobiles and trucks................................................           727
    Office machines.......................................................         3,263
    Furniture and fittings................................................           365
                                                                                 -------
                                                                                 106,123
    Accumulated depreciation..............................................       (72,089)
    Assets in the course of construction..................................        10,834
                                                                                 -------
    Property, plant and equipment, net....................................        44,868
                                                                                 =======

                             CROSSCO (157) LIMITED

     Depreciation expense relating to property, plant and equipment totalled $2,576,000 for the period ended 31 December 1995.

G ACCRUED EXPENSES

     These consist of the following:

                                                                              31 DECEMBER
                                                                                  1995
                                                                              ------------
                                                                                 $'000
    CURRENT LIABILITIES
    Accrued payroll and payroll taxes.....................................        1,385
    Capital accruals......................................................        1,087
    Retirement plan (Note R)..............................................          151
    Restructuring provision...............................................        1,510
    Environmental provision...............................................        1,510
    Other liabilities.....................................................        2,238
                                                                                 ------
                                                                                  7,881
    NON-CURRENT LIABILITIES
    Retirement plan (Note R)..............................................        4,425
                                                                                 ------
              Total accrued expenses......................................       12,306
                                                                                 ======

  Restructuring provision

                                                                                  $'000
    Balance at 14 July 1995................................................          --
    Provision acquired upon acquisition of SOL.............................         505
    Amounts charged to provision...........................................       1,094
    Provision utilised for write off of fixed assets.......................         (69)
    Translation adjustments................................................         (20)
                                                                               -----------
    Balance at 31 December 1995............................................       1,510
                                                                               =========

     During the period the provision was partially utilised to effect the write down of fixed assets at Fawdon.

     The increase in the provision is substantially in respect of additional employee terminations planned in order to restructure and integrate the business following a business process simplification review performed during 1995. The provision at 31 December 1995 includes $1,354,000 in relation to 24 planned employee terminations in the administration, supervisory and support functions. The provision is expected to be utilised during 1996.

  Environmental provision

                                                                       WASTE
                                                        FAWDON       TREATMENT
                                                      RELOCATION       PLANT     OTHER     TOTAL
                                                      ----------     ---------   -----     -----
                                                        $'000        $'000      $'000     $'000
    Balance at 14 July 1995.........................     --            --          --         --
    Provision acquired upon acquisition of SOL......    794           477         291      1,562
    Cash payments...................................     --            --         (16)       (16)
    Translation adjustments.........................    (18)          (11)         (7)       (36)
                                                        ---           ---        -----     -----
    Balance at 31 December 1995.....................    776           466         268      1,510
                                                        ===           ====       ====      =====

                             CROSSCO (157) LIMITED

  Fawdon relocation

     Historically, Fawdon housed SOL's Pilot Plant and Research and Development facilities, however a decision was taken in late 1991 to move these facilities to the site at Dudley and close down the operations at Fawdon. This transfer of operations began in 1991 and is expected to be completed by the end of 1996. The provision was made in respect of the decommissioning costs expected to be incurred.

  Waste treatment plant

     In 1991 a provision of $1,635,000 was set up in SOL when it was decided to build a new waste treatment plant at Dudley. The provision was made in respect of environmental clean-up costs relating to lagoons which were used to store waste effluent before the commissioning of the new plant which came on line during 1993. Costs of $1,169,000 have been incurred to date, and the remaining provision is expected to be utilised by the end of 1996.

H DEFERRED INCOME

     The components of deferred income are as follows:

                                                                               31 DECEMBER
                                                                                  1995
                                                                               -----------
                                                                                  $'000
    Government grants......................................................         882
    Engineering premium....................................................       2,080
                                                                               -----------
                                                                                  2,962
                                                                               =========

I DEFERRED INCOME TAXES

     The deferred tax assets and liabilities consist of:

                                                                              31 DECEMBER
                                                                                  1995
                                                                              ------------
                                                                                 $'000
    DEFERRED TAX ASSETS:
    NON-CURRENT:
      Engineering premium.................................................         (686)
      Retirement plan provision...........................................          (50)
                                                                              ------------
                                                                                   (736)
                                                                              ------------
    CURRENT:
      Environmental provision.............................................         (191)
      Retirement plan provision...........................................       (1,462)
      Restructuring provision.............................................         (498)
      Other differences...................................................         (302)
                                                                              ------------
                                                                                 (2,453)
                                                                              ------------
    Total deferred tax assets.............................................       (3,189)
    DEFERRED TAX LIABILITIES:
    Non-current:
      Excess capital allowances...........................................        6,594
    Current:
      Revaluation of inventories..........................................           48
                                                                              ------------
                                                                                  3,453
                                                                              ==========

                             CROSSCO (157) LIMITED

J LONG-TERM DEBT

                                                                                  $'000
    Long-term debt at 31 December 1995 consisted of:
    Note payable of L9,384,000 to shareholders with interest at 10% per annum.
      Interest is paid bi-annually on 30 June and 31 December. Principal is repayable in three equal instalments on 31 December 2002, 2003 and 2004.
      The note is guaranteed by a fixed and floating charge over all of the property and assets of the Group..........................................  14,570
    Note payable of L17,000,000 to a bank. Interest is charged bi-annually on 30
      June and 31 December at LIBOR plus 1.875% per annum. Principal is repayable in twenty four instalments through to 30 September 2002. The note is guaranteed by a fixed and floating charge over all of the property and assets of the Group...................................................  26,394
                                                                                  -------
                                                                                  40,964
    Less current portion; L425,000 (due 31 December 1996).......................    (660)
                                                                                  -------
    Long-term portion of debt...................................................  40,304
                                                                                  =======

    The balance of 31 December 1995 comprises:                                    $'000
    Proceeds from issuance of long-term debt....................................  41,911
    Translation adjustments.....................................................    (947)
                                                                                  -------
                                                                                  40,964
                                                                                  =======

     The Company entered into a revolving group credit facility with its bank for L2,900,000 ($4,600,000) in August 1995. The main terms of this credit facility are:

          (a) service charge of 0.875% per annum;

          (b) interest charged at LIBOR plus 1.875% per annum;

          (c) secured against the net assets of the Group; and

          (d) repayable on demand.

     The Company paid an arrangement fee of $430,000 in respect of long-term debt and the revolving group credit facility.

K CUMULATIVE REDEEMABLE PREFERRED STOCK

     On 10 August 1995, the Company was authorised to issue 8,565,000 cumulative redeemable preference shares with a par value of L0.5 ($0.795) each. On the same date, 7,650,913 of these preference shares were issued, with the remainder being issued on 30 November 1995. The shares were issued for a total consideration of L8,565,000 ($13,606,000).

     The balance at 31 December 1995 consists of:

                                                                                  $'000
    Proceeds from issuance of cumulative redeemable preference shares......       13,606
    Accrued preference share dividends payable.............................          243
    Translation adjustments................................................         (308)
                                                                               -----------
                                                                                  13,541
                                                                               =========

     The shares have no voting rights except in exceptional circumstances to protect the rights of the preference shareholders. In such instances the shares carry one vote each.

                             CROSSCO (157) LIMITED

     The shares are entitled to a fixed cumulative preferential dividend at the following rates:

     5% per annum for the year to 10 August 1996
     6% per annum for the year to 10 August 1997
     7% per annum for the year to 10 August 1998
     8% per annum thereafter

     In the event that the preference dividends are not paid on the due date the amount of the overdue dividend shall be increased by way of a further cumulative dividend at the rate of 3% per annum above the Midland Bank plc base rate, calculated on a daily basis, until the dividend is paid.

     The shares are redeemable, in whole or in part, at the option of the Company at the issue price.

     To the extent that the shares have not been redeemed by the Company on each of the dates set out below, the Company shall redeem the number of shares as set out below:

                                       DATE                                      NUMBER
    --------------------------------------------------------------------------  ---------
    30 June 2005..............................................................  2,855,000
    30 June 2006..............................................................  2,855,000
    30 June 2007..............................................................  2,855,000
                                                                                ---------
                                                                                8,565,000
                                                                                 ========

     The shares are preferred upon liquidation of the Company to the full extent of the issue price and any unpaid arrears and accruals of dividends.

L COMMITMENTS AND CONTINGENCIES

     The Group leases certain equipment used in its operations. The rental costs arising from operating leases are expensed in the period they are incurred. Rental expense was $157,000 for the period to 31 December 1995.

     The minimum lease commitments under non-cancellable operating leases at 31 December 1995 were as follows:

                                                                                   1995
                                                                                   -----
                                                                                   $'000
    0 - 1 years..................................................................    366
    1 - 2 years..................................................................    227
    2 - 3 years..................................................................    185
    3 - 4 years..................................................................    141
    4 - 5 years..................................................................     79
    thereafter...................................................................    256
                                                                                     ---
                                                                                   1,254
                                                                                     ===

     Existing leases are expected to be renewed or replaced by leases on other assets in the normal course of business.

                             CROSSCO (157) LIMITED

M COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

     The composition of the common stock of Crossco (157) Limited is set out below:

    UPON INCORPORATION ON 14 JULY 1995:
    Authorised; 100 ordinary shares of L1 ($1.59) each...........................  $ 159
                                                                                   ======
    Issued and outstanding; 1 ordinary share of L1 ($1.59) each..................  $   2
                                                                                   ======
    FROM 10 AUGUST 1995 ONWARDS:                                                   $'000
    Authorised
    300,000 ordinary shares of L0.1 ($0.159) each................................     48
    790,909 'A' shares of L0.1 ($0.159) each.....................................    125
                                                                                   ------
                                                                                     173
                                                                                   ======

     On 10 August 1995, each authorised ordinary share with a par value of L1 was subdivided into 10 ordinary shares with a par value of L0.1 each.

     On the same date, the authorised share capital was increased to L109,000 ($173,000) by the creation of:

          (a) 299,000 ordinary shares with a par value of L0.1 each; and

          (b) 790,909 'A' shares with a par value of L0.1 each.

ISSUED AND OUTSTANDING:

     The issued share capital was increased from $2 to $173,000 as follows:

                                                                          COMMON   ADDITIONAL
                                                                          STOCK     PAID IN     PROCEEDS
                                                                ISSUE     ------    CAPITAL     --------
SHARES ISSUED                          NUMBER      PAR VALUE    PRICE              ----------
------------------------------------  ---------   -----------  --------   $'000      $'000       $'000
On 10 August 1995:
     Ordinary shares................    299,990   L0.1($0.159) L1($1.59)     48         428         476
     A shares.......................    706,500   L0.1($0.159) L1($1.59)    112       1,010       1,122
On 30 November 1995:
     A shares.......................     84,409   L0.1($0.159) L1($1.59)     13         122         135
                                      ---------   -----------  --------   ------   ----------   --------
                                                                            173       1,560       1,733
                                                                          ======    =======      ======

  Ordinary shares

     The ordinary shares carry one vote per share.

     The ordinary shares and 'A' shares have equal rights to participate in dividends providing all of the preference share dividends (see Note K for details of rights of preference shares) and cumulative participating dividends on the 'A' shares have all been paid.

     The ordinary shares have the right to participate in a capital distribution upon liquidation after the preference shareholders and 'A' shareholders. They are entitled to the issue price of the shares. Any remaining capital available for distribution would be applied equally in respect of the 'A' shares and ordinary shares.

  'A' shares

     The 'A' shares carry one vote per share.

     The shares have the right to a cumulative participating dividend of 5% of the consolidated profit before taxes, extraordinary items and directors' emoluments, in respect of each fiscal year commencing with the year ending 31 December 1995. In the event that the participating dividends are not paid on the due date the amount of the overdue dividend shall be increased by way of a further cumulative dividend at the rate of

                             CROSSCO (157) LIMITED

3% per annum over and above the Midland Bank plc base rate, calculated on a daily basis, until the dividend is paid.

     The shares are preferred (after the preference shares) upon liquidation to the full extent of the issue price and any unpaid arrears and accruals of dividends.

N ACQUISITIONS

     On 10 August 1995 the Company acquired the whole of the issued share capital of SOL for a total consideration of $54,158,000.

     The assets and liabilities of SOL acquired are set out below:

                                                                                    NEW BOOK BASIS
                                                     BOOK VALUE     REVALUATION     --------------
                                                     ----------     -----------         $'000
                                                       $'000           $'000
    CURRENT ASSETS
    Cash...........................................       396              --              396
    Accounts receivable............................     7,825              --            7,825
    Inventories....................................    21,983           1,897           23,880
    Prepayments....................................       932              --              932
                                                       ------          ------           ------
              Total current assets.................    31,136           1,897           33,033
    Property, plant and equipment, net.............    51,591          (6,933)          44,658
                                                       ------          ------           ------
              Total assets.........................    82,727          (5,036)          77,691
                                                       ------          ------           ------
    CURRENT LIABILITIES
    Accounts payable...............................     2,764              --            2,764
    Accrued expenses...............................     7,115              --            7,115
    Accrued income taxes...........................     1,889              --            1,889
                                                       ------          ------           ------
              Total current liabilities............    11,768              --           11,768
                                                       ------          ------           ------
    NON-CURRENT LIABILITIES
    Deferred income................................     2,912              --            2,912
    Deferred income taxes..........................     3,622             626            4,248
    Accrued expenses...............................     4,605              --            4,605
                                                       ------          ------           ------
              Total non-current liabilities........    11,139             626           11,765
                                                       ------          ------           ------
              Total liabilities....................    22,907             626           23,533
                                                       ------          ------           ------
    Net assets.....................................    59,820          (5,662)          54,158
                                                       ======          ======           ======
    Satisfied by cash..............................                                     54,158
                                                                                        ======

     In accordance with Accounting Principles Board Opinion 16, negative goodwill has been allocated to reduce the value assigned to property, plant and equipment in determining their fair value.

     Analysis of the net cash outflow in respect of the purchase of SOL:

                                                                                  $'000
    Cash consideration.....................................................       54,158
    Cash acquired..........................................................         (396)
                                                                                 -------
    Net cash outflow.......................................................       53,762
                                                                                 =======

O SEGMENT INFORMATION

     The Group considers that it operates in one industry segment, the manufacture of fine chemical intermediates for the pharmaceuticals industry.

                             CROSSCO (157) LIMITED

     Gross revenues, operating profits and identifiable assets of the Group all relate to UK operations. Gross revenues by destination are set out below:

                                                 UNITED
                                               KINGDOM &                               ASIA,
                                              THE REPUBLIC   CONTINENTAL              AFRICA
                                               OF IRELAND      EUROPE      AMERICA   & PACIFIC   TOTAL
                                              ------------   -----------   -------   ---------   ------
                                                 $'000          $'000       $'000      $'000     $'000
    GROSS REVENUES -- PERIOD ENDED
    DECEMBER 31, 1995
    Third parties...........................     17,372         16,103      1,121       232      34,828
                                                  =====          =====        ===         =       =====

     Gross revenues from each of two customers exceeded 10% during the period presented. These customers accounted for the following percentages of gross revenues:

                                                                              PERIOD ENDED
                                                                              31 DECEMBER
                                                                                  1995
                                                                              ------------
                                                                                   %
    THIRD PARTY (UNITED KINGDOM & REPUBLIC OF IRELAND)
    Third party A...........................................................       12
    Third party B...........................................................       24
                                                                                   ==

     Concentration of credit risk with respect to accounts receivable is significant in respect of two third party customers. Total accounts receivable due from third party A and third party B were $1,251,000 and $2,047,000; respectively accounting for 16% and 26% of trade accounts receivable at 31 December 1995.

P INCOME TAX EXPENSE

     Income tax expense comprised the following:

                                                                              PERIOD ENDED
                                                                              31 DECEMBER
                                                                                  1995
                                                                              ------------
                                                                                 $'000
    United Kingdom corporation tax at 33% based on income for the period....       363
    Deferred taxation.......................................................      (714)
                                                                                   ---
              Total taxes on income.........................................      (351)
                                                                                   ===

     Total taxes on income varied from the amount computed by applying the corporate tax rate to income before taxes. The differences were mainly attributable to the following factors:

                                                                              PERIOD ENDED
                                                                              31 DECEMBER
                                                                                  1995
                                                                              ------------
                                                                                   %
    United Kingdom statutory corporation tax rate...........................        33
    Release of government grants............................................       1.3
    Other differences.......................................................      (7.5)
                                                                                  ----
                                                                                  26.8
                                                                                  ====

                             CROSSCO (157) LIMITED

     The deferred taxation credit was mainly the result of the tax effect of timing differences as follows:

                                                                                 PERIOD
                                                                                  ENDED
                                                                               31 DECEMBER
                                                                                  1995
                                                                               -----------
                                                                                  $'000
    Excess capital allowances..............................................         374
    Engineering provision..................................................         (58)
    Retirement plan provision..............................................          25
    Restructuring provision................................................        (338)
    Environmental provision................................................        (291)
    Revaluation of inventories.............................................        (578)
    Other..................................................................         152
                                                                                   ----
                                                                                   (714)
                                                                                   ====

Q RELATED PARTY TRANSACTIONS

     Included within the cost of acquisition of SOL of $54,158,000 (Note N) is an amount of $590,000 which was paid to the HSBC Entities in respect of the provision of equity and loan finance to the Company. This transaction was undertaken on normal commercial terms.

     The Company's shareholders provide loan finance to the Company. During the period ended December 31, 1995, the Company's interest expense included $626,000 of interest on a note payable to shareholders. At December 31, 1995, accrued expenses -- other liabilities includes an amount of $574,000 in respect of interest due to shareholders. Details of the note payable to shareholders are set out in Note J. These transactions were undertaken on normal commercial terms.

     The Company's bank is a related party of the HSBC Entities. During the period ended December 31, 1995, the Company's interest expense included $1,444,000 of interest on a note payable to the bank and arrangement fees in respect of long-term debt and the revolving group credit facility. At December 31, 1995, accrued expenses -- other liabilities includes an amount of $25,000 in respect of interest due to the bank. Details of the arrangements with and the note payable to the bank at December 31, 1995 are set out in Note J. These transactions were undertaken on normal commercial terms.

R RETIREMENT PLAN

     The employees of the Group participate in the Sanofi Winthrop Pension Plan
(SWPP). Benefits are based on years of service and the employee's compensation throughout that period.

     SWPP commenced on 31 October 1992 with the initial membership comprising the active members of the Sterling-Winthrop Group Pension Fund (SWGPF), who agreed to transfer their rights following the creation of SWL in the United Kingdom.

     The transferring members were granted back-dated service under the plan and a transfer of assets from SWGPF to SWPP took place.

     Following a transition period after the acquisition of SOL on 10 August 1995, the Group's participation in SWPP will terminate. A new plan is expected to be established in substantially the same form as SWPP covering the Group's employees. It is intended that there will then be a transfer of assets between SWPP and the new plan in an amount equal to the present value of the accrued benefits.

     The assets of SWPP are invested in a portfolio of investments managed by Mercury Asset Management Limited.

                             CROSSCO (157) LIMITED

     The following table sets forth the funded status of the element of SWPP in which the Group has an interest:

                                                                               31 DECEMBER
                                                                                  1995
                                                                               -----------
                                                                                  $'000
    Vested benefit obligations...............................................     25,466
                                                                                  ------
    Accumulated benefit obligations..........................................     25,466
                                                                                  ------
    Projected benefit obligations............................................     41,625
    Fair value of plan assets................................................     34,061
                                                                                  ------
    Funded status............................................................     (7,564)
    Unrecognised transition asset............................................     (2,660)
    Unrecognised net loss....................................................      5,648
                                                                                  ------
    Accrued pension expense..................................................     (4,576)
                                                                                  ======
    Due less than one year...................................................        151
    Due after more than one year.............................................      4,425
                                                                                  ------
                                                                                   4,576
                                                                                  ======

     The pension costs and related assumptions in respect of the period to 31 December 1995 are set out below:

                                                                               PERIOD ENDED
                                                                               31 DECEMBER
                                                                                   1995
                                                                               ------------
                                                                                    %
    ASSUMPTIONS
    Discount rate............................................................      8
    Return on plan assets....................................................      9 1/2
    Salary increases.........................................................      7

                                                                                  '$000
    PENSION EXPENSE
    Service cost.............................................................        740
    Interest cost............................................................      1,080
    Return on plan assets....................................................     (1,014)
    Amortisation of transition asset.........................................       (130)
                                                                                   -----
    Net periodic pension cost................................................        676
    Employer contribution....................................................       (754)
    Translation adjustments..................................................       (105)
                                                                                   -----
    Decrease in accrued pension expense......................................        183
                                                                                   =====

     SOL enjoyed a pension contribution holiday from the establishment of the SWPP until 31 December 1994. Normal contribution levels resumed on 1 January 1995.

     In line with FAS 87 the cost of providing retirement pensions and related benefits must be charged to the statement of operations over the periods benefitting from the employees' service. The amount by which the charge to the statement of operations has exceeded contributions paid is shown as a liability in the balance sheet.

S FOREIGN CURRENCY TRANSACTIONS

     Foreign currency transactions gave rise to gains of $11,000 in the period to 31 December 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ChiRex Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of ChiRex Inc. included in ChiRex Inc.'s Annual Report on Form 10-K as of and for the year ended December 31, 1996 and have issued our report thereon dated February 17, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. ChiRex Inc.'s Schedule of Valuation and Qualifying Accounts, included in Schedule II, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion fairly states, in all material respects, the financial data required to be set forth therein as of and for the year ended December 31, 1996 in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 17, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In connection with our audits of the financial statements of ChiRex Inc. (formerly SepraChem Inc.) as of December 31, 1995 and for each of the two years in the period then ended, which financial statements are included in this Form 10-K, we have also audited the financial statement schedule of ChiRex Inc. (formerly SepraChem Inc.) listed in Item 14(a)(2) herein.

     In our opinion, this financial statement schedule, where considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 9, 1996

                                  CHIREX INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996

                                                BALANCE OF       CHARGED TO                      BALANCE AT
                                               BEGINNING OF     STATEMENTS OF                      END OF
                                                  PERIOD         OPERATIONS       DEDUCTIONS       PERIOD
                                               ------------     -------------     ----------     ----------
Allowance for doubtful accounts
1994.........................................      --               --               --              --
1995.........................................      --             $  70,000          --           $  70,000
1996.........................................    $ 70,000         $ 434,000        $204,000       $ 300,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 5, 1996, the Company engaged Arthur Andersen LLP as its independent accountant and dismissed Coopers & Lybrand L.L.P. from such position. The decision to change accountants was made by the Board of Directors of the Company. During the fiscal years ended December 31, 1994 and 1995 and the subsequent interim period immediately preceding the date of this change in accountants, the Company and each of its subsidiaries (the "Subsidiaries") had no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused Coopers & Lybrand L.L.P. to make a reference to the subject matter of the disagreement in connection with its reports on the financial statements of the Company or any of the Subsidiaries.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)  Financial Statements.  The financial statements listed under "Item 8. Financial
         Statements and Supplementary Data" are filed as part of this Annual Report on Form
         10-K.
    (2)  Financial Statement Schedule.  The financial statement schedule listed under "Item
         8. Financial Statements and Supplementary Data" is filed as part of this Annual
         Report on Form 10-K.
    (3)  Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.
    (b)  Reports on Form 8-K.  The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                  CHIREX INC.

                               INDEX TO EXHIBITS
                                ITEM 14 (a) (3)

 EXHIBIT
   NO.                                         DESCRIPTION
----------  ---------------------------------------------------------------------------------
 2.1*       Agreement for the Sale and Purchase of the Entire Issued Share Capital of
            Sterling Organics Limited by and among Sanofi Winthrop Limited, Crossco (157)
            Limited and Sanofi, dated August 10, 1995.
 2.2*       Contribution Agreement by and among the Registrant, SepraChem Inc. and the shareholders of Crossco (157) Limited listed on Schedule I attached thereto, dated February 7, 1996.
 2.3*       Agreement and Plan of Merger by and among the Registrant, SepraChem, Sepracor,
            SepraChem Merger Corporation, Roger B. Pettman and Certain Trusts Affiliated with
            Victor H. Woolley, dated as of February 6, 1996, as amended.
 3.1*       Certificate of Incorporation of the Registrant.
 3.2***     Amended and Restated By-Laws of the Registrant.
 4*         Specimen Certificate for Shares of Common Stock, $.01 par value, of the
            Registrant.
10.1*       1995 Employee Stock Purchase Plan.
10.2***     1997 Stock Incentive Plan.
10.3***     Amended and Restated 1995 Director Stock Option Plan.
10.4*       Employment Agreement with Alan R. Clark.
10.5*       Employment Agreement with David F. Raynor.
10.6***     Employment Agreement with John Graham Thorpe.
10.7***     Employment Agreement with John Edward Weir.
10.8***     Settlement Agreement with Robert L. Bratzler.
10.9***     Consulting Agreement with Robert L. Bratzler.
10.10***    ChiRex Pension Scheme.
10.11+***   Supply Agreement dated as of January 21, 1997 between ChiRex Inc. and Cell
            Therapeutics, Inc.
10.12+***   License Agreement dated as of January 28, 1997 between ChiRex Inc. and President and Fellows of Harvard College.
10.13*      Contract Research Agreement by and between the Registrant and Sepracor, dated
            December 21, 1995.
10.14*      Contract Manufacturing Agreement by and between the Registrant and Sepracor, dated December 21, 1995.
10.15*      Technology Transfer and License Agreement by and between the Registrant and
            Sepracor, dated as of January 1, 1995.
10.16*      Corporate Services Agreement by and between the Registrant and Sepracor, dated
            December 21, 1995.
10.17*      Supply Agreement by and between the Registrant and Sepracor, dated December 21,
            1995.
10.18*      Technology Development Agreement by and between SepraChem and Sandoz Pharma Ltd., dated October 1, 1995.
10.19*      License Agreement by and between Sepracor and Massachusetts Institute of
            Technology, dated May 5, 1989.
10.20*      License Agreement by and between Sepracor and Massachusetts Institute of
            Technology, dated June 21, 1991.

                                  CHIREX INC.

                               INDEX TO EXHIBITS
                                ITEM 14 (A) (3)

 EXHIBIT
   NO.                                         DESCRIPTION
----------  ---------------------------------------------------------------------------------
10.21*      License Agreement by and between Sepracor and Research Corporation Technologies,
            Inc., dated March 13, 1991.
10.22*      License Agreement by and between Sepracor and Research Corporation Technologies,
            Inc., dated September 10, 1992.
10.23*      License Agreement by and between Sepracor and Tanabe Seiyaku Co., Ltd., dated
            October 30, 1990.
10.24*      Toll Manufacturing Agreement by and between Sterling Organics and Rohm and Haas
            (UK) Limited, dated July 4, 1991.
10.25*      Toll Manufacturing Agreement by and between Sterling Organics and Rohm and Haas
            (UK) Limited, dated August 27, 1987.
10.26*      Supply Agreement by and between Sterling Organics and Sanofi Winthrop Limited and
            Sterling Winthrop, Inc. dated June 17, 1994.
10.27*      Supply Agreement by and between Sterling Organics and Sanofi S.A., dated August
            10, 1995.
10.28*      Supply Agreement by and between Sterling Organics and Sanofi S.A., dated August
            10, 1995.
10.29***    Sterling/Currency LIBOR Revolving Credit Facility between Midland Bank Plc and
            ChiRex (Holdings) Limited, executed as of August 10, 1996.
10.30*      Procedural Joint Union Agreement by and between Sterling Organics and AEEU, dated
            July 7, 1975.
10.31*      House Agreement by and between Sterling Organics and AEEU, dated February 1976.
10.32*      Procedural Agreement by and between Sterling Organics and EESA, dated November 3,
            1979.
10.33*      Agreement by and between Sterling Organics and ACTS, dated July 19, 1978.
10.34*      Escrow Agreement by and between Alan R. Clark, David F. Raynor, John E. Weir, J.
            Graham Thorpe, Hugh F. Ford, William Riddell, Geoff B. Loxham, C. Lyn Chapple,
            David A. Routledge and Broomes Secretarial Services Limited.
16**        Letter re Change in Certifying Accountant
21***       Subsidiaries of the Registrant.
23.1        Consent of Arthur Andersen LLP.
23.2        Consent of Coopers & Lybrand L.L.P.
23.3        Consent of Coopers & Lybrand
27          Financial Data Schedule

---------------

*    Incorporated by reference to the corresponding exhibits in the Registration Statement on
     Form S-1 previously filed by the Registrant (File no. 33-80831).
**   Incorporated by reference to the Form 8-K previously filed by the Registrant on
     September 11, 1996.
***  Incorporated by reference to the corresponding exhibits in the Registration Statement on
     Form S-1 previously filed by the Registrant on February 26, 1997 (File no. 333-22401).
+    Confidential treatment request pending as to certain portions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Wellesley, Commonwealth of Massachusetts, on this 7th day of March, 1997.

                                          CHIREX INC.

                                          By:        /s/ ALAN R. CLARK
                                            ------------------------------------
                                                  Alan R. Clark, Chairman
                                                and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 7th day of March, 1997.

                SIGNATURE                                         TITLE
------------------------------------------  -------------------------------------------------
            /s/ ALAN R. CLARK               Chairman of the Board of Directors and Chief
------------------------------------------    Executive Officer (Principal Executive Officer)
              Alan R. Clark

         /s/ MICHAEL A. GRIFFITH            Chief Financial Officer, Secretary and Director
------------------------------------------    (Principal Financial and Accounting Officer)
           Michael A. Griffith

          /s/ ROBERT L. BRATZLER            Director
------------------------------------------
            Robert L. Bratzler

             /s/ DIRK DETERT                Director
------------------------------------------
               Dirk Detert

        /s/ ELIZABETH M. GREETHAM           Director
------------------------------------------
          Elizabeth M. Greetham

           /s/ W. DIETER ZANDER             Director
------------------------------------------
             W. Dieter Zander