Form 10-Q
period 1997-03-31
CHIREX INC
filed 1997-05-01
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the quarterly period                               Commission File number
   ended March 31, 1997                                       0 - 27698

                                   CHIREX INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      04-3296309
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     65 WILLIAM STREET
  WELLESLEY, MASSACHUSETTS                                  02181
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


Yes   X      No
   --------   --------

Number of shares outstanding of the issuer's classes of common stock as of April 23, 1997.



              Class                             Number of Shares Outstanding
----------------------------------------        ----------------------------

Common Stock, par value $.01 per share               10,972,678

                                   CHIREX INC.


                                      INDEX


                                                                    Page Number
                                                                    -----------


PART I.  FINANCIAL INFORMATION

         Item 1.       Financial Statements                                  3

                       Consolidated Balance Sheets for
                       December 31, 1996 and March 31, 1997                  3

                       Consolidated Statements of Operations for the
                       three-month periods ended March 31, 1996 and 1997.    4


                       Consolidated Statements of Cash flows for the
                       three-month periods ended March 31, 1996 and
                       1997                                                  5

                       Notes to Consolidated Interim Financial Statements    6


          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         9


PART II.  OTHER INFORMATION

          Item 2.      Changes in Securities                                13

          Item 6.      Exhibits and Reports on Form 8-K                     13

          SIGNATURE                                                         14

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31    MARCH 31
                                                                  1996          1997
                                                               -----------    --------
                                                                     (in thousands)

                     ASSETS

Current Assets:
  Cash                                                         $    291       $  1,468
  Trade and other receivables                                    12,764         15,016
  Inventories                                                    23,350         23,085
  Other current assets                                            4,448          5,619
                                                               --------       --------
  Total current assets                                           40,853         45,188
Property, plant and equipment, net                               61,349         58,715
Intangible assets, net                                           28,604         28,313
                                                               ========       ========
  Total Assets                                                 $130,806       $132,216
                                                               ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                             $ 11,421       $ 12,603
  Accrued expenses                                                9,232          9,807
  Income taxes payable                                            2,383          2,877
  Deferred income taxes                                           2,369          2,321
                                                               --------       --------
  Total current liabilities                                      25,405         27,608
Long-term debt                                                    3,933          3,918
Deferred income taxes                                             7,411          7,233
Deferred income                                                   3,989          3,711
                                                               --------       --------
  Total liabilities                                              40,738         42,470
                                                               --------       --------

Stockholders' equity:
  Common stock $.01 par value, 30,000,000 shares authorized,
    10,972,678 and 10,933,735 shares issued and outstanding
    on March 31, 1997 and December 31, 1996, respectively           109            110
  Additional paid-in capital                                     95,479         95,574
  Retained earnings                                             (10,761)        (9,563)
  Cumulative translation adjustment                               5,241          3,625
                                                               --------       --------
  Total stockholders' equity                                     90,068         89,746
                                                               --------       --------
  Total liabilities and stockholders' equity                   $130,806       $132,216
                                                               ========       ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE-MONTH PERIODS ENDED
                            MARCH 31, 1996 AND 1997
                                  (unaudited)


                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------

                                                      1996             1997
                                                    ------------     ----------
                                                        (in thousands, except
                                                          per share amounts)

 Revenues:
  Product sales                                      $  7,276            $26,284
  License fee and royalty income                          323                222
                                                     --------            -------
          Total revenues                                7,599             26,506

 Costs and expenses:
  Cost of goods sold                                    5,702             20,591
  Research and development                                435              1,187
  Write-off of in-process research and development      5,790               --
  Selling, general and administrative                     544              2,585
  Stock compensation charge                             5,611               --
                                                     --------            -------
          Total operating expenses                     18,082             24,363
 Operating profit(loss)                               (10,483)             2,143

  Interest expense - net                                   41                134
                                                     --------            -------
 Income (loss) before income taxes                    (10,524)             2,009
 Provision for income taxes                               398                811
                                                     --------            -------
 Net income (loss)                                    (10,922)             1,198
                                                     ========            =======


 Net income (loss) per share                         $  (2.12)           $  0.11

Weigted average number of common
  and common equivalent shares outstanding              5,158             11,189


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)




                                                                   Three Months Ended
                                                                       March 31
                                                               -------------------------

                                                                  1996            1997
                                                               ---------       ---------
                                                                   (in thousands)

Cash flows from operating activities:
  Net income (loss)                                            $(10,922)       $ 1,198
  Add back: Depreciation & amortization                             522          2,567
    Inventory uplift release                                        275              0
    Write-off of in-process research and development              5,790              0
    Executive stock option charge                                 5,611              0
Changes in assets and liabilities:
  Receivables                                                    (1,636)        (2,779)
  Inventories                                                       788           (693)
  Other current assets                                             (164)          (739)
  Accounts payable and accrued expenses                             195          2,096
  Income taxes payable                                              241            763
  Other non current assets and liabilities                           16           (150)
                                                               --------        -------
    Net cash provided from operations                               716          2,263

Cash flows from investing activities:
  Capital expenditures                                             (261)        (1,529)
                                                               --------        -------

    Net cash (used in) investing activities                        (261)        (1,529)
                                                               --------        -------

Cash flows from financing activities:
  Long-term debt activity:
    Borrowings on revolving line of credit, net                       0            147
    Borrowings on long-term line of credit, net                  16,587              0
    Repayment of subordinate note                               (53,534)             0
  Redemption of common stock                                    (40,472)             0
  Proceeds from the issuance of common stock                     83,149             95
                                                               --------        -------

    Net cash provided from financing activities                   5,730            242
                                                               --------        -------
Effect of exchange rate changes on cash                              62            201
                                                               --------        -------
Net increase in cash                                              6,247          1,177
Cash at beginning of period                                           1            291
                                                               --------        -------
Cash at end of period                                          $  6,248        $ 1,468
                                                               ========        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

NATURE OF OPERATIONS

     ChiRex Inc. (the "Company" or "ChiRex") is a contract manufacturing organization serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company currently manufactures 54 products, of which 29 are core products in its world-class, cGMP manufacturing facilities located in Dudley, Northumberland, England. ChiRex holds 54 patents and patent applications in the field of chiral chemistry.

     ChiRex was incorporated in December 1995 and, effective March 11, 1996, merged with SepraChem Inc. ("SepraChem"), a chiral chemistry business and a wholly owned subsidiary of Sepracor Inc. ("Sepracor")(the "Merger"), and acquired (the "Contribution") the business of Crossco (157) Limited ("Crossco") (including its wholly-owned subsidiary Sterling Organics Limited), a fine chemical manufacturer located in Dudley, England. Subsequently, Crossco, Sterling Organics Limited and SepraChem changed their names to ChiRex (Holdings) Limited ("ChiRex (Holdings) Ltd."), ChiRex Limited ("ChiRex Ltd."), and ChiRex America Inc. ("ChiRex America"), respectively.

PRINCIPLES OF CONSOLIDATION

     The financial statements for the three-month period ending March 31, 1996 of the Company combine the historical results of ChiRex America (formerly SepraChem) with the results of ChiRex. The results of ChiRex (Holdings) Ltd. and ChiRex Ltd. are included from the date of acquisition on March 11, 1996.

     The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended March 31, 1997. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

See Form 10-K filed as of December 31, 1996 for additional information.

RECLASSIFICATION

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

2.  RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 28, Earnings per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both the interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended December 31, 1997. Assuming that SFAS No. 128 had been implemented, basic earnings per share would not have differed significantly from those disclosed in the accompanying statements of operations.

3.  SECONDARY PUBLIC OFFERING OF SHARE HOLDING OF SEPRACOR INC.

     On March 31, 1997, Sepracor sold its entire share holding in ChiRex, 3,489,301 shares of Common Stock, $0.01 par value per share. Under the terms of the a registration rights agreement entered into in connection with the Merger, the Company bore the legal and accounting costs associated with the offering of Sepracor's shares and Sepracor bore all other related costs.

     Under the terms of the Underwriting Agreement entered into in connection with the offering, the Company granted the underwriters an option, exercisable for 30 days from March 31, 1997, to purchase up to an aggregate of 523,395 additional shares of Common Stock at the public offering price of $9.50, less underwriting discounts and commissions. The underwriters exercised their rights under this option and purchased the entire 523,395 shares of Common Stock on April 25, 1997.

     The accounting and legal costs incurred by the Company in connection with the offering of Sepracor's shares and related shares sold to the underwriters of approximately $500,000 have been capitalized and included in other assets as of March 31, 1997. Such costs will be reflected as a reduction of the equity raised by the Company upon closing of the shares sold to the underwriters.

4.  SUBSEQUENT EVENTS

Stockholders Rights Plan

     On April 3, 1997, the Company announced that its Board of Directors adopted a stock holders right plan and declared a dividend in connection therewith of one right for each outstanding share of Common Stock on March 31, 1997. Each right entitles the holder, in certain events, to purchase one one-thousandth (1/1000th) of a share of Series A Participating Cumulative Preferred Stock at an initial purchase price of $50.00.


Disposition of Acetaminophen Business

     On April 9, 1997, the Company announced the sale of its acetaminophen business, including related intellectual property, to French pharmaceutical company, Rhone-Poulenc Chimie S.A. ("RPC"). Under the terms of the Asset Purchase Agreement, the Company will continue to manufacture acetaminophen for RPC pursuant to a Supply Agreement for a period to effect a seamless transfer of customers.

     Under this Asset Purchase Agreement, RPC is required to make specified payments to the Company, subject to certain conditions over a three year period. The Company anticipates it will recognize net sales proceeds of approximately $6.3 million, after considering likelihood of receipt of each required payment and the effect of discounting future cash receipts. In conjunction with the sale of the acetaminophen business, the Company intends to dispose of the related building and equipment which it estimates will result in a write down of approximately $8.3 million. Additionally, the Company has implemented a plan to terminate certain employees associated with the production of acetaminophen and otherwise restructure its operations, which is estimated to result in charges of approximately $4.6 million. The Company anticipates this transaction will result in a net negative impact on earnings of approximately $4.4 million, after consideration for the effect of tax.

     The following table presents pro forma revenues, net income and net income per share , as adjusted to exclude various non-recurring charges for the Company, assuming that the incorporation of the Company, the merger with ChiRex America, the acquisition of ChiRex (Holdings) Ltd. and ChiRex Ltd., and sale of the acetaminophen business had occurred on January 1, 1996. The non-recurring charges resulting from the Contribution and Merger consist of (i) an adjustment to restate inventory at fair value, (ii) the write-off of acquired in-process research and development and (iii) a non-recurring expense related to certain executive stock compensation.


                                                  Three months ended March 31
(in thousands, except per share amounts)           1996              1997
                                                  ----              ----

Revenues ...................................      $14,990           $19,519
Net Income before non-recurring items ......           84               650
Net income per share before non-recurring
  items.....................................      $  0.01           $  0.06


The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition ChiRex Holdings Ltd. and ChiRex Ltd. and disposition of the acetaminophen business been made at the beginning of 1996.

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

     The Company, incorporated in December 1995, is a combination of Sterling Organics, a pharmaceutical fine chemicals manufacturer, and SepraChem, a chiral chemistry business. On March 11, 1996, the Company consummated (i) its initial public offering of 6,675,000 shares of its common stock (the "IPO"), (ii) the merger of a subsidiary of the Company with and into ChiRex America in the Merger and (iii) the acquisition of ChiRex Holdings Ltd., the corporate parent of ChiRex Ltd., in the Contribution.

     Substantially all of the Company's revenues and expenses are denominated in Pounds Sterling, and to prepare the Company's financial statements such amounts are translated into U.S. Dollars at average exchange rates in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     In order to make the comparison of financial information for the three-month period ending March 31, 1997 with that of the same period for 1996 more meaningful, the following tables sets forth (i) the historical results of the Company for the three-month period ended March 31, 1997 and (ii) the historical results of the Company for the three-month period ending March 31, 1996 and the pro forma results of the Company for the three month period end March 31, 1996, adjusted to exclude various non-recurring charges resulting from the Contribution and the Merger (consisting of an adjustment to restate inventory at fair value, the write-off of acquired in-process research and development and a non-recurring expense relating to certain executive stock compensation) There were no intercompany transactions requiring elimination in either of the periods presented. The pro forma and pro forma as adjusted data set forth in the following tables are not necessarily indicative of future operations or what the Company's results of operations would actually have been had the various transactions set forth below occurred as described. The period-to-period comparisons that follow the tables compare the pro forma as adjusted results of operations for the three month period ended March 31, 1996 with the historical results of operations for the three month period ended March 31, 1997, set forth in the following table.

                          COMPARATIVE OPERATING RESULTS
            FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                                                            CHIREX
   THREE MONTHS ENDED MARCH 31, 1997                                                                         INC.
-------------------------------------                                                                       ------
Revenues..............................                                                                     $26,506
Cost of goods sold....................                                                                      20,591
                                                                                                           -------
Gross profit..........................                                                                       5,915
Research and development..............                                                                       1,187
Selling, general and administrative...                                                                       2,585
Interest expense......................                                                                         134
                                                                                                           -------
Income before income taxes............                                                                       2,009
Provision for income taxes............                                                                         811
                                                                                                           -------
Net income ...........................                                                                     $ 1,198
                                                                                                           =======



                                                      CHIREX
                                                    (HOLDINGS)
                                                      LIMITED
                                                    JANUARY 1,
                                                     1996 THRU       PRO
                                         CHIREX       MARCH 11       FORMA        PRO                      PRO FORMA
  THREE MONTHS ENDED MARCH 31,1996          INC.        1996      ADJUSTMENTS    FORMA     ADJUSTMENTS    AS ADJUSTED
  ---------------------------------      -------       ----       -----------    -----     -----------   ------------
                                                    (unaudited)
Revenues......................          $  7,599       $15,212                $ 22,811      $     0        $22,811
Cost of goods sold............             5,702        12,564     $ 112 (1)    18,378         (275)(5)     18,103
                                        --------       -------     -----      --------      -------        -------
Gross profit..................             1,897         2,648      (112)        4,433          275          4,708
Research and development......             6,225           558                   6,783       (5,790)(6)        993
Selling, general and administrative        6,155         1,300       225 (2)     7,680       (5,611)(7)      2,069
Interest expense..............                41           690      (440)(3)       291            0            291
                                        --------       -------     -----      --------      -------        -------
Income (loss) before income taxes        (10,524)          100       103       (10,321)      11,676          1,355
Provision for income taxes....               398            33       108 (4)       539          (91)(8)        630
                                        --------       -------     -----      --------      -------        -------
Net income (loss).............          $(10,922)      $    67        (5)     $(10,860)     $11,585        $   725
                                        ========       =======     =====      ========      =======        =======


----------

Notes to the pro forma and other adjustments for the three-month period ended March 31, 1997 and 1996.

(1) Increase in depreciation reflecting the increased valuation of ChiRex Holdings Ltd.'s fixed assets for the period prior to the Contribution.

(2) Increase in amortization of goodwill related to the period prior to the Contribution.

(3) Reduction in interest expense related to debt retired in connection with the Contribution.

(4) Income tax effect of pro forma adjustments, excluding amortization of goodwill which is not deductible for tax purposes.

(5) To reverse the effect of the purchase method of accounting step-up of inventory to fair value at the time of the Contribution.

(6) To reverse the effect of the write-off of research and development expenses that were in-process at the time of the Contribution.

(7) To reverse the effect of stock compensation charge associated with granting of stock and options to purchase stock in connection with the Merger.

(8)  Tax effect of the adjustment described in note (5) above.

  Three-months ended March 31, 1997 and 1996

                                                        (pro forma as adjusted)
Revenues                     Three-month period ended  Three-month period ended
(in thousands)                         March 31, 1996            March 31, 1997
                                       --------------            --------------
Core Products                               $10,482                $17,350
Non-core products                             4,184                  1,947
Acetaminophen                                 7,822                  6,987
License and royalty income                      323                    222
                                            -------                -------
Total Revenues                              $22,811                $26,506
                                            =======                =======


     Revenues, as outlined in the table above, increased $3.7 million, or 16.2%, from $22.8 million in the three month period ended March 31, 1996 to $26.5 million in the same period in 1997. Revenues from core products, which accounted for 64.8% of revenues in the three months ended March 31, 1997, increased by $6.8 million or 65.2%, while non-core products (excluding acetaminophen), which accounted for 7.3% of revenues in the three month period ended March 31, 1997, decreased by $2.2 million or 53.4%. Revenues attributable to acetaminophen, which accounted for 26.3% of revenues in three month period ended March 31, 1997, declined by $0.8 million compared to the same period in 1996 due to lower demand.

     Cost of goods sold increased $2.5 million, or 13.7%, to $20.6 million in three month period ended March 31, 1997 from $18.1 million in the same period in 1996. This increase relates primarily to volume and represents an increase in gross margin to 22.3% for the three month period ending March 31, 1997 from 20.6% for the same period in 1996 and is due to the selective replacement of low-margin non-core products with higher-margin core products.

     Research and development expenses increased $0.2 million, or 19.5%, to $1.2 million in three month period ended March 31, 1997 from $1.0 million in the same period in 1996. The increase was due mainly to the cost of additional research chemists to support the new product pipeline compared to the same period in 1996.

     Selling, general and administrative expenses increased $0.5 million, or 24.9%, to $2.6 million in three month period ended March 31, 1997 from $2.1 million in the same period in 1996. This increase is due primarily to one-time legal and consulting costs, increased sales and marketing activity and increased corporate overhead following the Company's public status, compared with the same period in 1996.

     Interest expense in three month period ended March 31, 1997 was $0.1 million a decrease of $0.2 million, or 54.0%, from $0.3 million in the same period in 1996. This is a result of lower borrowing requirements in the interim period due to increased cash flow from operations.

     Income tax expense was $0.8 million, an effective rate of 35.3%, after adjusting for goodwill, in the three month period ended March 31, 1997 compared to $0.6 million, an effective rate of 38.4%, after adjusting for goodwill, in the same period in 1996, and is a result of increased profitability in the U.K. where the statutory Corporation tax rate is 33%.

     As a result of the factors described above, net income was $1.2 million in three month period ended March 31, 1997 compared to $0.7 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations for the three month period ended March 31, 1997 of $2.3 million is $1.6 million higher than the $0.7 million provided in the same period in 1996 and reflects increased profitability and improved cash management.

     Net cash used in investing activities in the three month period ended March 31, 1997 was $1.5 million and $0.3 million in the same period of 1996, and consists of capital expenditures for plant maintenance and, in 1997, for improved capacity utilization.

     Net cash provided from financing activities for the three month period ended March 31, 1997 of $0.2 million is a result of $0.1 million borrowings from the Company's revolving line of credit, and $0.1 million from the issuance of common stock due to the exercise of stock options. Net cash provided from financing activities in the same period in 1996 of $5.7 million was the result of borrowings on the Company's long-term loan facility of $16.6 million, $94.0 million used for the redemption of stock and the repayment of debt existing at the time of the Merger and Contribution and $83.3 million provided by the IPO.

     The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generating cash and borrowings.

FOREIGN CURRENCY

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

                           PART II - OTHER INFORMATION

ITEM 2.           Changes in Securities
                  ---------------------

     The required information is hereby incorporated by reference from the Company's registration statement on Form 8-A (File No. 000-27698) filed with the Securities and Exchange Commission on March 31, 1997, and Amendment No. 1 thereto filed with the Securities and Exchange Commission on April 2, 1997.



ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------


(a) Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.


(b) Current Reports on form 8-K. The Company did not file any Current Reports on Form 8-K during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHIREX INC.




Date:    April  30, 1997                      By:      /s/ Michael A. Griffith
                                                       -----------------------

                                                       Michael A. Griffith
                                                       Chief Financial Officer
                                                       and Secretary

                                  EXHIBIT INDEX


Exhibit Number               Description
--------------               -----------


*3.1                Form of Certificate of the Voting Powers, Preferences and
                    Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A
                    Participating Cumulative Preferred Stock of ChiRex Inc.

*4.1                Rights Agreement dated as of March 31, 1997, between
                    ChiRex Inc. and The First National Bank of Boston, as Rights
                    Agent.

*4.2                Form of Right Certificate.

 27                 Financial Data Schedule


-----------


* Incorporated by reference to the corresponding exhibits in the Registration Statement on Form 8-A (File No. 000-27698) filed by the Company on
     March 31, 1997, and Amendment No. 1 thereto filed by the Company on
     April 2, 1997.