Form 10-Q
period 1997-06-30
CHIREX INC
filed 1997-07-31
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997    Commission File number 0 - 27698

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


Yes  X      No
   -----      -----


Number of shares outstanding of the issuer's classes of common stock as of July 25, 1997.



             CLASS                                 NUMBER OF SHARES OUTSTANDING
--------------------------------------             ----------------------------
Common Stock, par value $.01 per share                        11,498,073

                                   CHIREX INC.


                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets
                    December 31, 1996 and June 30, 1997                    3

                    Consolidated Statements of Operations for the
                    three-month and six-month periods ended
                    June 30, 1996 and 1997.                                4

                    Consolidated Statements of Cash Flows for the
                    six-month periods ended June 30, 1996 and 1997         5

                    Notes to Consolidated Interim Financial
                    Statements                                             6


           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          9


PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security
                    Holders.                                              16

           Item 5.  Other Information                                     16

           Item 6.  Exhibits and Reports on Form 8-K                      17

           SIGNATURE                                                      18



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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS


                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31       June 30
                                                                 1996           1997
                                                            -------------   --------------
                                                                    (in thousands)
                     ASSETS

Current Assets:
      Cash                                                      $    291       $  2,743
      Trade and other receivables                                 12,764         15,010
      Inventories                                                 23,350         26,545
      Other current assets                                         4,448          7,604
                                                                --------       --------
      Total current assets                                        40,853         51,902
Property, plant and equipment, net                                61,349         51,634
Intangible assets, net                                            28,604         28,022
                                                                ========       ========
      Total Assets                                              $130,806       $131,558
                                                                ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                          $ 11,421       $ 11,175
      Accrued expenses                                             9,232         11,416
      Income taxes payable                                         2,383          4,114
      Deferred income taxes                                        2,369          2,274
                                                                --------       --------
      Total current liabilities                                   25,405         28,979
Long-term debt                                                     3,933              -
Deferred income taxes                                              7,411          7,442
Deferred income                                                    3,989          3,625
                                                                --------       --------
      Total liabilities                                           40,738         40,046
                                                                --------       --------

Stockholders' equity:
      Common stock $.01 par value, 30,000,000 shares
         authorized, 11,496,323 and 10,933,735 shares
         issued and outstanding on June 30, 1997
         and December 31, 1996, respectively.                        109            115
      Additional paid-in capital                                  95,479         99,785
      Retained earnings                                          (10,761)       (12,257)
      Cumulative translation adjustment                            5,241          3,869
                                                                --------       --------
      Total stockholders' equity                                  90,068         91,512
                                                                ========       ========
      Total liabilities and stockholders' equity                $130,806       $131,558
                                                                ========       ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                             JUNE 30, 1996 AND 1997
                                   (unaudited)



                                                           Three Months Ended             Six Months Ended
                                                                June 30                        June 30
                                                      ---------------------------     -------------------------

                                                         1996            1997            1996            1997
                                                      -----------    ------------     ----------      ---------
                                                               (in thousands, except per share amounts)

Revenues:
   Product sales                                       $ 21,694        $ 19,996        $ 28,970        $ 46,280
   License fee and royalty income                           282             161             605             383
                                                       --------        --------        --------        --------
         Total revenues                                  21,976          20,157          29,575          46,663

Costs and expenses:
   Cost of goods sold                                    16,943          13,811          22,645          34,402
   Research and development                                 832           1,270           1,267           2,457
   Write-off of in-process research and
     development                                              -               -           5,790               -
   Selling, general and administrative                    3,012           2,563           3,556           5,148
   Stock compensation charge                                  -               -           5,611               -
   Proceeds from disposition of
     acetaminophen business  (note 5)                         -          (6,308)              -          (6,308)
   Restructuring and other costs (note 5)                     -          12,901               -          12,901
                                                       --------        --------        --------        --------
         Total operating expenses                        20,787          24,237          38,869          48,600
Operating profit (loss)                                   1,189          (4,080)         (9,294)         (1,937)

     Interest income (expense) - net                       (379)             59            (420)            (75)
                                                       --------        --------        --------        --------
Income (loss) before income taxes                           810          (4,021)         (9,714)         (2,012)
Provision (benefit) for income taxes                        452          (1,327)            850            (516)
                                                       --------        --------        --------        --------
Net income (loss)                                      $    358        $ (2,694)       $(10,564)       $ (1,496)
                                                       ========        ========        ========        ========


Net income (loss) per share:                           $   0.03        $  (0.24)       $  (1.32)       $  (0.13)

Weighted average number of common
  and common equivalent shares outstanding               11,216          11,352           7,992          11,149


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997
                                   (unaudited)


                                                                     Six Months Ended
                                                                          June 30
                                                               ----------------------------

                                                                   1996            1997
                                                               ------------    ------------
                                                                      (in thousands)

Cash flows from operating activities:
   Net income (loss)                                            $(10,564)       $ (1,496)
   Add back: Depreciation & amortization                           2,910           4,785
      Inventory uplift release                                     1,372               -
      Write-off of in-process research and development             5,790               -
      Executive stock option charge                                5,611               -
      Proceeds from disposition of acetaminophen business              -          (6,308)
      Restructuring and other costs                                    -          12,901
Changes in assets and liabilities:
   Receivables                                                    (1,813)         (2,572)
   Inventories                                                       (84)         (3,828)
   Other current assets                                           (2,265)           (105)
   Accounts payable and accrued expenses                           2,789          (1,288)
   Income taxes payable                                              768           1,458
   Other non current assets and liabilities                         (103)         (2,771)
                                                                --------        --------
      Net cash provided from operations                            4,411             776

Cash flows from investing activities:
   Capital expenditures                                           (1,545)         (3,709)
                                                                --------        --------
      Net cash (used in) investing activities                     (1,545)         (3,709)
                                                                --------        --------

Cash flows from financing activities:
   Long-term debt activity:
      Borrowings on revolving line of credit, net                      -          (3,771)
      Borrowings on long-term line of credit, net                 13,708               -
      Repayment of subordinate note                              (53,534)              -
   Redemption of common stock                                    (40,472)              -
   Proceeds from disposition of acetaminophen business                 -           4,100
   Proceeds from the issuance of common stock                     83,149           4,767
                                                                --------        --------
      Net cash provided from financing activities                  2,851           5,096
                                                                --------        --------
Effect of exchange rate changes on cash                               94             257
                                                                --------        --------
Net increase in cash                                               5,811           2,420
Cash at beginning of period                                            1             323
                                                                --------        --------
Cash at end of period                                           $  5,812        $  2,743
                                                                ========        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                   CHIREX INC.
                NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

NATURE OF OPERATIONS

     ChiRex Inc. (the "Company" or "ChiRex") is a contract manufacturing organization ("CMO") serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company currently manufactures over 50 products, of which 29 are core products, in its world-class, cGMP manufacturing facilities located in Dudley, Northumberland, England. ChiRex holds 54 patents and patent applications in the field of chiral chemistry.

     ChiRex was incorporated in December 1995 and, effective March 11, 1996, merged with SepraChem Inc. ("SepraChem"), a chiral chemistry business and a wholly owned subsidiary of Sepracor Inc. ("Sepracor")(the "Merger"), and acquired (the "Contribution") the business of Crossco (157) Limited ("Crossco") (including its wholly-owned subsidiary Sterling Organics Limited) a fine chemical manufacturer located in Dudley, England. Simultaneously, Crossco, Sterling Organics Limited and SepraChem changed their names to ChiRex (Holdings) Limited ("Holdings"), ChiRex Limited ("Limited"), and ChiRex America Inc. ("ChiRex America"), respectively.

PRINCIPLES OF CONSOLIDATION

     The financial statements for the six-month period ending June 30, 1996 of the Company combine the historical results of ChiRex America (formerly SepraChem) with the results of ChiRex Inc. The results of Holdings and Limited are included from the date of acquisition on March 11, 1996.

     The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended June 30, 1997. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

See Form 10-K filed as of December 31, 1996 for additional information.

2. RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both the interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its quarter ended December 31, 1997. Assuming that SFAS No. 128 had been implemented, basic earnings per share would not have differed significantly from those disclosed in the accompanying statements of operations.

RECLASSIFICATION:

Certain amounts in the prior period's financial statements have been reclassified to be consistent with the current period presentation.

3. SECONDARY PUBLIC OFFERING OF SHARE HOLDING OF SEPRACOR INC.

     On March 31, 1997 Sepracor sold its entire shareholding in ChiRex Inc., 3,489,301 shares of Common Stock, $0.01 par value per share. Under the terms of the SepraChem merger agreement, the Company bore the legal and accounting costs associated with the offering of Sepracor's shares and Sepracor bore all other related costs.

     Under the terms of the underwriting agreement entered into in connection with the secondary offering, the Company granted the underwriters an option, exercisable for 30 days from March 31, 1997, to purchase up to an aggregate of 523,395 additional shares of Common Stock at the public offering price of $9.50, less underwriting discounts and commissions. The underwriters exercised their rights under this option and purchased the entire 523,395 shares of Common Stock on April 25, 1997, which resulted in net proceeds of approximately $4.7 million.

4. STOCKHOLDERS' RIGHTS PLAN

     On April 3, 1997, the Company announced that its Board of Directors adopted a stockholders' rights plan and declared a dividend in connection therewith of one right for each outstanding share of Common Stock on March 31, 1997. Each right entitles the holder, in certain events, to purchase one one-thousandth (1/1000th) of a share of Series A Participating Cumulative Preferred Stock at an initial purchase price of $50.00.


5. DISPOSITION OF ACETAMINOPHEN BUSINESS

     On April 9, 1997, the Company announced the sale of its acetaminophen business, including related intellectual property, to French pharmaceutical company, Rhone-Poulenc Chimie S.A. ("RPC"). Under the terms of the asset purchase agreement, the Company will continue to manufacture acetaminophen for RPC pursuant to a Supply Agreement for a period to effect a seamless transfer of customers.

     Under the asset purchase agreement, RPC is required to make specified payments to the Company, subject to certain conditions over a three year period. The Company anticipates it will recognize net sales proceeds of approximately $6.3 million, after considering the likelihood of receipt of each required payment and the effect of discounting future cash receipts. The sale of the acetaminophen business creates a permanent impairment of assets consisting of related buildings and equipment, which has resulted in a provision for impairment of approximately $8.3 million. Additionally, the Company has implemented a plan to terminate certain employees associated with the production of acetaminophen and otherwise restructure its operations, which has resulted in charges of approximately $4.6 million.

     The following table presents pro forma revenues, net income (loss) and net income (loss) per Common Share for the Company assuming that the incorporation of the Company, the merger with ChiRex America, the acquisition of Holdings and Limited, and sale of the acetaminophen business had occurred on January 1, 1996, as adjusted for certain one-time charges associated with the contribution and merger in 1996.


                                                      Three months ended June 30
                                                         1996             1997
                                                         ----             ----

      Revenues ....................................    $14,918          $15,021
      Net Income (loss) ...........................       (405)          (2,950)
      Net income (loss) per Common Share ..........    $ (0.04)         $ (0.26)


                                                     Six months ended June 30
                                                         1996            1997
                                                         ----            ----

      Revenues ....................................    $29,908          $34,540
      Net Income (loss) ...........................       (321)          (2,300)
      Net income (loss) per Common Share ..........    $ (0.03)         $ (0.20)

The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Holdings and Limited and disposition of the acetaminophen business been made at the beginning of 1996.

6. SUBSEQUENT EVENTS

     Acquisition.

     On July 7, 1997, the Company announced the signing of a letter of intent with Glaxo Wellcome plc for the Company to acquire Glaxo Wellcome's cGMP pharmaceutical production facility at Annan, Scotland. As part of the proposed agreement, Glaxo Wellcome would award the Company a five year contract to supply certain pharmaceutical intermediates and active ingredients worth up to $450 million, of which $250 million would be guaranteed.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

INTRODUCTION

     ChiRex Inc. is a CMO serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. In 1996, the Company manufactured 54 products at its cGMP manufacturing facility in Dudley, England. Capacity utilization at the Dudley facility varies in accordance with the number and nature of products under manufacture. Management currently estimates that the Dudley facility (excluding acetaminophen) is operating in a range of 65% to 75% capacity utilization. Management has reviewed the Company's product portfolio and identified 29 of the 54 products it manufactured in 1996 as "core products" which the Company believes offer superior long-term growth potential, higher margins or strategic customer relationship benefits.

     The Company, incorporated in December 1995, is a combination of Sterling Organics, a pharmaceutical fine chemicals manufacturer, and the chiral chemistry business of Sepracor, which was conducted through its subsidiary SepraChem. On March 11, 1996, the Company consummated (i) its initial public offering, (ii) the merger of a subsidiary of the Company with and into ChiRex America in the Merger and (iii) the acquisition of Holdings, the corporate parent of Limited, in the Contribution.

     Substantially all of the Company's revenues and expenses are denominated in Pounds Sterling, and to prepare the Company's financial statements such amounts are translated into U.S. Dollars at average exchange rates in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     In order to make the comparison of financial information for the three- and six-month periods ended June 30, 1997 with that of the same periods for 1996 more meaningful, the following tables sets forth (i) the historical results of the Company for the three- and six-month periods ended June 30, 1997, (ii) the historical results of the Company for the period from April 1, 1996 to June 30 , 1996 adjusted to exclude the effect of an adjustment to restate inventory at fair value resulting from the Contribution and, (iii) the pro forma results of the Company for the six month period ended June 30, 1996, adjusted to exclude various non-recurring charges resulting from the Contribution and the Merger (consisting of an adjustment to restate inventory at fair value, the write-off of acquired in-process research and development and a non-recurring expense relating to certain executive stock compensation). There were no intercompany transactions requiring elimination in any of the periods presented. The historical adjusted and the pro forma data set forth in the following tables are not necessarily indicative of future operations or what the Company's results of operations would actually have been had the various transactions set forth below occurred as described. The period-to-period comparisons that follow the tables compare the results of operations for the three- and six-month periods ended June 30, 1997, set forth in the following tables.

                          COMPARITIVE OPERATING RESULTS
      FOR THE THREE-MONTH AND SIX-MONTH PERIOD ENDED JUNE 30,1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                                   CHIREX
THREE MONTHS ENDED JUNE 30, 1997                                                                                    INC.
--------------------------------                                                                                    ---

Revenues ......................................................................................................   $ 20,157
Cost of goods sold ............................................................................................     13,811
                                                                                                                  --------
Gross profit ..................................................................................................      6,346
Research and development ......................................................................................      1,270
Selling, general and administrative ...........................................................................      2,563
Proceeds from diposition of acetaminophen business ............................................................     (6,308)
Restructuring and other costs .................................................................................     12,901
Interest income (expense) .....................................................................................         59
                                                                                                                  --------
Income before income taxes ....................................................................................     (4,021)
Provision (benefit) for income taxes ..........................................................................     (1,327)
                                                                                                                  --------
Net income ....................................................................................................   $ (2,694)
                                                                                                                  ========

THREE MONTHS ENDED JUNE 30, 1996
--------------------------------
                                                                                                                CHIREX INC.
                                                                                  CHIREX                            AS
                                                                                   INC.         ADJUSTMENTS      ADJUSTED
                                                                                   ----         -----------      --------

Revenues .....................................................................   $ 21,976         $     --        $ 21,976
Cost of goods sold ...........................................................     16,943           (1,097) (1)     15,846
                                                                                 --------         --------        --------
Gross profit .................................................................      5,033            1,097           6,130
Research and development .....................................................        832               --             832
Selling, general and administrative ..........................................      3,012               --           3,012
Interest income (expense) ....................................................       (379)              --            (379)
                                                                                 --------         --------        --------
Income before income taxes ...................................................        810            1,097           1,907
Provision (benefit) for income taxes .........................................        452              362  (2)        814
                                                                                 --------         --------        --------
Net income ...................................................................   $    358         $    735        $  1,093
                                                                                 ========         ========        ========


                                                                                                                    CHIREX
SIX MONTHS ENDED JUNE 30, 1997                                                                                        INC.
------------------------------                                                                                        ----

Revenues ......................................................................................................   $ 46,663
Cost of goods sold ............................................................................................     34,402
                                                                                                                  --------
Gross profit ..................................................................................................     12,261
Research and development ......................................................................................      2,457
Selling, general and administrative ...........................................................................      5,148
Proceeds from diposifion of acetaminophen business ............................................................     (6,308)
Restructuring and other costs .................................................................................     12,901
Interest income (expense) .....................................................................................        (75)
                                                                                                                  --------
Income before income taxes ....................................................................................     (2,012)
Provision (benefit) for income taxes ..........................................................................       (516)
                                                                                                                  --------
Net income ....................................................................................................   $ (1,496)
                                                                                                                  ========


                                                          CHIREX
                                                        (HOLDINGS)
                                                         LIMITED
                                                        JANUARY 1,                                                  PRO
                                                         1996 THRU        PRO                                      FORMA
                                          CHIREX         MARCH 11,       FORMA         PRO                           AS
SIX MONTHS ENDED JUNE 30, 1996              INC.           1996       ADJUSTMENTS     FORMA        ADJUSTMENTS    ADJUSTED
------------------------------              ----           ----       -----------     -----        -----------    --------

Revenues .............................   $ 29,575       $ 15,212           --       $ 44,787       $     --       $ 44,787
Cost of goods sold ...................     22,645         12,564       $  112 (3)     35,321         (1,372) (1)    33,949
                                         --------       --------       ------       --------       --------       --------
Gross profit .........................      6,930          2,648         (112)         9,466          1,372         10,838
Research and development .............      7,057            558           --          7,615         (5,790) (7)     1,825
Selling, general and administrative ..      9,167          1,300          225 (4)     10,692         (5,611) (8)     5,081
Interest income (expense) ............       (420)          (690)         440 (5)       (670)            --           (670)
                                         --------       --------       ------       --------       --------       --------
Income before income taxes ...........     (9,714)           100          103         (9,511)        12,773          3,262
Provision (benefit) for income taxes .        850             33          108 (6)        991            453  (2)     1,444
                                         --------       --------       ------       --------       --------       --------
Net income ...........................   $(10,564)      $     67       $   (5)      $(10,502)      $ 12,320       $  1,818
                                         ========       ========       ======       ========       ========       ========

----------

Notes to the pro forma and other adjustments for the three-month and six-month periods ended June 30, 1996 and 1997.


     (1) To reverse the effect of the purchase method of accounting step-up of inventory to fair value at the time of the Contribution.

     (2) To give effect to the income tax impact of the adjustment described in note (1) above.

     (3) To reflect an increase in depreciation resulting from the increased valuation of Holding's fixed assets for the period prior to the Contribution.

     (4) To reflect an increase in amortization of goodwill related to the period prior to the Contribution.

     (5) To reflect a reduction in interest expense related to debt retired in connection with the Contribution.

     (6) To give effect to the income tax impact of the other pro forma adjustments, excluding amortization of goodwill which is not deductible for tax purposes.

     (7) To reverse the effect of the write-off of research and development expenses that were in-process at the time of the Contribution.

     (8) To reverse the effect of stock compensation charge associated with granting of stock and options to purchase stock in connection with the Merger.

Three-month period ended June 30, 1996 and 1997


Revenues                   Three-month period ended     Three-month period ended
(in thousands)                         June 30,1996                 June 30,1997
--------------                         ------------                 ------------
    Core products                           $11,378                      $13,570
    Non-core products                         3,258                        1,290
    Acetaminophen                             7,058                        5,136
    License and royalty
    income                                      282                          161
                                            -------                      -------
Total revenues                              $21,976                      $20,157
                                            =======                      =======

     Total revenues decreased $1.8 million, or 8.3%, from $22.0 million in the three months ended June 30, 1996 to $20.2 million in the same period in 1997. Revenues from core products, which accounted for 67.3% of total revenues in the three months ended June 30, 1997, increased by $2.2 million or 19.3%, while non-core products (excluding acetaminophen), which accounted for 6.4% of revenues in the three month period ended June 30, 1997, decreased by $2.0 million or 60.4%. Revenues attributable to acetaminophen, which accounted for 25.5% of revenues in three month period ended June 30, 1997, declined by $1.9 million or 27.2% compared to the same period in 1996, due to lower selling price under the supply agreement with RPC, and lower demand for product.

     Cost of goods sold decreased $2.0 million, or 12.8%, to $13.8 million in three month period ended June 30, 1997 from $15.8 million in the same period in 1996. This decrease represents an increase in gross margin to 31.5% for the three month period ending June 30, 1997 from 27.9% for the same period in 1996 and is due to the selective replacement of low margin non-core products with high-margin core products.

     Research and development expenses increased $0.4 million, or 52.6%, to $1.2 million in three month period ended June 30, 1997 from $0.8 million in the same period in 1996. The increase was due mainly to the cost of additional research chemists to support the new product pipeline.

     Selling, general and administrative expenses decreased $0.4 million, or 14.9%, to $2.6 million in three month period ended June 30, 1997 from $3.0 million in the same period in 1996. This decrease is due primarily to one-time legal and consulting costs in 1996.

     Proceeds from the disposition of the acetaminophen business includes anticipated cash proceeds of $7.8 million, of which $4.1 million has been received, with the balance being paid over three years subject to certain conditions. Accordingly, the Company has discounted future payments by $0.6 and established a reserve against receipt of future payments of $0.9 million, resulting in net proceeds recognized of $6.3 million

     Restructuring and other costs includes provision for impairment of acetaminophen assets of $8.3 million and a provision for severance and restructuring costs following disposition of acetaminophen of $4.6 million, resulting in a total charge of $12.9 million.

     Interest income in three month period ended June 30, 1997 was $0.1 million representing an improvement of $0.4 million from $0.3 million interest expense in the same period in 1996. This is a result of lower borrowing requirements in the interim period due to increased cash flow from operations, proceeds from the sale of the acetaminophen business and proceeds from the exercise of the underwriters' option to purchase additional shares during the secondary public offering.

     Income tax benefit was $1.3 million in the three-month period ended June 30, 1997. This represents an income tax provision of $0.9 million, after allowing for a tax benefit of $2.2 million relating to the net charges associated with the disposition of the acetaminophen business, in the three-month period ended June 30, 1997. $0.9 million of income tax provision on income from activities before one-time charges relating to the disposition of the acetaminophen business, represents an effective rate of 30.3% after adjusting for non-deductible goodwill amortization, in the three month period ended June 30, 1997, compared to an income tax provision of $0.8 million, an effective rate of 37.1%, after adjusting for non-deductible goodwill amortization, in the same period in 1996, and is a result of increased profitability within the U.K. where a statutory Corporation tax rate of 31% prevails.

     As a result of the factors described above, net loss was $2.7 million, and net income before one-time charges relating to the disposition of the acetaminophen business was $1.7 million, in the three month period ended June 30, 1997 compared to net income of $1.1 million for the same period in 1996.


Six-month period ended June 30, 1996 and 1997



Revenues                        Six-month period ended    Six-month period ended
(in thousands)                            June 30,1996              June 30,1997
--------------                            ------------              ------------

     Core products                             $21,860                   $30,920
     Non-core products                           7,442                     3,237
     Acetaminophen                              14,880                    12,123
     License and royalty
     income                                        605                       383
                                               -------                   -------
Total revenues                                 $44,787                   $46,663
                                               =======                   =======

     Total revenues increased $1.9 million, or 4.2%, from $44.8 million in the six months ended June 30, 1996 to $46.7 million in the same period in 1997. Revenues from core products, which accounted for 66.3% of total revenues in the six months ended June 30, 1997, increased by $9.1 million or 41.5%, while non-core products (excluding acetaminophen), which accounted for 6.9% of revenues in the six month period ended June 30, 1997, decreased by $4.2 million or 56.5%. Revenues attributable to acetaminophen, which accounted for 26.0% of revenues in six month period ended June 30, 1997, declined by $2.8 million compared to the same period in 1996 due to lower selling price following sale of the acetaminophen supply contracts under a supply agreement with RPC, and lower demand for product.

     Cost of goods sold decreased $0.5 million to $34.4 million in six month period ended June 30, 1997. This decrease represents an increase in gross margin to 26.3% for the six month period ending June 30, 1997 from 24.2% for the same period in 1996 and is due to the selective replacement of low margin non-core products with high-margin core products.

     Research and development expenses increased $0.6 million, or 34.6%, to $2.4 million in six month period ended June 30, 1997 from $1.8 million in the same period in 1996. The increase was due mainly to the cost of additional research chemists to support the new product pipeline.

     Selling, general and administrative expenses of $5.1 million in six month period ended June 30, 1997 were in line with $5.1 million in the same period in 1996.

     Proceeds from the disposition of the acetaminophen business includes anticipated cash proceeds of $7.8 million, of which $4.1 million has been received, with the balance being paid over three years subject to certain conditions. Accordingly the Company has discounted future payments by $0.6 and established a reserve against receipt of future payments of $0.9 million, resulting in net proceeds recognized of $6.3 million

Restructuring and other costs includes provision for impairment of assets related to the production of acetaminophen of $8.3 million and provision for severance and other restructuring costs following disposition of acetaminophen of $4.6 million, resulting in a total charge of $12.9 million.

     Interest expense in the six month period ended June 30, 1997 was $0.1 million an improvement of $0.6 million from $0.7 million interest expense in the same period in 1996. This is a result of lower borrowing requirements in the interim period due to increased cash flow from operations, proceeds from the sale of the acetaminophen business and proceeds from the exercise of the underwriters' option to purchase additional shares during the secondary public offering.

     Income tax benefit was $0.5 million in the six month period ended June 30, 1997. This represents an income tax provision of $1.7 million, after allowing for a tax benefit of $2.2 million relating to the net charges associated with the disposition of the acetaminophen business, in the six month period ended June 30, 1997. $1.7 million of income tax provision on income from activities before one-time charges relating to the disposition of the acetaminophen business, represents an effective rate of 32.5% after adjusting for non-deductible goodwill amortization, in the six month period ended June 30, 1997, compared to an income tax provision of $1.4 million, an effective rate of 35.7%, after adjusting for non-deductible goodwill amortization, in the same period in 1996, and is a result of increased profitability within the U.K. where a statutory Corporation tax rate of 31% has existed since April 1997, prior to which the statutory rate was 33%.

     As a result of the factors described above, net loss was $1.5 million, and net income after one-time charges relating to the disposition of acetaminophen was $2.9 million in the six month period ended June 30, 1997 compared to net income of $1.8 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations for the six month period ending June 30, 1997 of $0.8 million is $3.6 million lower than the $4.4 million provided in the same period in 1996 and reflects increased demand for working capital due to manufacturing activity in the six months ended June 30, 1997 to meet customer demand in the second half of 1997.

     Net cash used in investing activities in the six month period ending in June 30, 1997 was $3.7 million and $1.5 million in the same period of 1996, and consists of capital expenditures for plant maintenance and, in 1997, for improved capacity utilization.

     Net cash provided from financing activities for the six month period ending June 30, 1997 of $5.1 million is a result of $4.8 million from the issuance of common stock proceeds from the exercise of the underwriters' option to purchase additional shares during the secondary public offering and the exercise of stock options, $4.1 million from the initial cash payment made by RPC in conjunction with disposition of the acetaminophen business offset by $3.8 million used to pay down the Company's revolving line of credit.

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

                           PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          On April 17, 1997, the Company held its Annual Meeting of Stockholders at the offices of Cravath, Swaine & Moore, 825 Eighth Avenue, New York, New York. The matters voted on are described below .

               1. The election of each of Michael A. Griffith, Chief Financial Officer and Secretary of the Company and W. Dieter Zander as Class I directors of the Company for a three year term expiring at the Annual Meeting of Stockholders in 2000.


                                            For                  Against
             Michael A. Griffith    10,135,774 or 92.6%      68,712 or 0.63%
             W. Dieter Zander       10,117,074 or 92.5%       87,412 or 0.8%



               2. The ratification of Arthur Anderson LLP as independent auditors of the Company for fiscal 1997.

                   For                    Against              Abstentions
             10,140,431 or 92.7%       4,425 or 0.04%         59,630 or 0.5%


               3. The approval of the Amended and Restated 1995 Director Stock Incentive Plan.

                   For                    Against              Abstentions
             8,586,799 or 78.5%      1,539,289 or 14.1%       78,398 or 0.7%


               4.   The approval of the 1997 Stock Incentive Plan.

                   For          Against        Abstentions      Non-Votes
             6,428,518 or     2,582,927 or   73,118 or 0.7%    1,119,923 or
                  58.7%          23.6%                            10.2%


ITEM 5.   Other Information
          -----------------

          Acquisition.

          On July 7, 1997, the Company announced the signing of a letter of intent with Glaxo Wellcome plc for the Company to acquire Glaxo Wellcome's cGMP pharmaceutical production facility at Annan, Scotland. As part of the proposed agreement, Glaxo Wellcome would award the Company a five year contract to supply certain pharmaceutical intermediates and active ingredients worth up to $450 million, of which $250 million would be guaranteed.

          Change in address of principle executive office.

          From August 15, 1997, the address of the Company's principle executive office will change to 300 Atlantic Street, Stamford, Connecticut, 06901 and the telephone number of this office will be 203-968-2900.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

          (b)  Current Reports on Form 8-K.

                (1) On April 11, 1997, the Company filed a Current Report on Form 8-K reporting the disposition of its acetaminophen business to Rhone Poulenc Chimie ("RPC").

                (2) On April 30, 1997, the Company filed an amendment to the Current Report on Form 8-K described in (1) above presenting the pro forma financial statements required to be filed in connection with the disposition of its acetaminophen business.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CHIREX INC.




Date: July 31, 1997                             By:   /S/ MICHAEL A. GRIFFITH
                                                      -----------------------

                                                      Michael A. Griffith
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number                           Description
--------------                           -----------




      27                                 Financial Data Schedule.

      99.1 Press release relating to ChiRex signing a letter of intent with Glaxo Wellcome plc to acquire Glaxo
                                         Wellcome's cGMP pharmaceutical
                                         production facility at Annan, Scotland.