Form 10-Q
period 1997-09-30
CHIREX INC
filed 1997-10-17
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                                Commission File number 0 - 27698

                                   CHIREX INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   04-3296309
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          300 Atlantic Street
              Suite 402
         Stamford, Connecticut                              06901
(Address of principle executive office)                   (Zip Code)

                                 (203) 351-2300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes |X|      No |_|

Number of shares outstanding of the issuer's classes of common stock as of October 16, 1997.



              Class                              Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                    11,780,450

                                   CHIREX INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets
                     December 31, 1996 and September 30, 1997                3

                     Consolidated Statements of Operations for the
                     three-month and nine-month periods ended
                     September 30, 1996 and 1997.                            4

                     Consolidated Statements of Cash Flows for the
                     nine-month periods ended September 30, 1996 and 1997    5

                     Notes to Consolidated Interim Financial Statements      6


          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           8


PART II.  OTHER INFORMATION

          Item 4.    Submission of Matters to a Vote of Security Holders.   13

          Item 5.    Other Information                                      13

          Item 6.    Exhibits and Reports on Form 8-K                       13

          SIGNATURE                                                         14

      This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Many important factors could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                                 (in thousands)

                                                                                 December 31, September 30,
                                                                                    1996         1997
                                                                                  ---------    ---------
                                                                                              (unaudited)
ASSETS
------

Current Assets:
      Cash                                                                        $     291   $   1,945
      Trade and other receivables                                                    12,764      14,007
      Inventories                                                                    23,350      24,613
      Other current assets                                                            4,448       6,291
                                                                                  ---------   ---------
         Total current assets                                                        40,853      46,856
Property, plant and equipment, net                                                   61,349      51,817
Other non-current assets                                                                 --       2,004
Intangible assets, net                                                               28,604      27,730
                                                                                  ---------   ---------
      Total Assets                                                                $ 130,806   $ 128,407
                                                                                  =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
      Accounts payable                                                            $  11,421   $   7,742
      Accrued expenses                                                                9,232       7,395
      Income taxes payable                                                            2,383       4,388
      Deferred income taxes                                                           2,369       2,227
                                                                                  ---------   ---------
         Total current liabilities                                                   25,405      21,752
Long-term debt                                                                        3,933       2,916
Deferred income taxes                                                                 7,411       7,593
Deferred income                                                                       3,989       3,488
                                                                                  ---------   ---------
      Total liabilities                                                              40,738      35,749
                                                                                  ---------   ---------

Stockholders' equity:
      Common stock ($.01 par value, 30,000,000 shares authorized, 11,770,234 and
         10,933,735 shares issued and outstanding on
         September 30, 1997 and December 31, 1996, respectively)                        109         118
      Additional paid-in capital                                                     95,479     100,562
      Retained earnings                                                             (10,761)    (10,672)
      Cumulative translation adjustment                                               5,241       2,650
                                                                                  ---------   ---------
         Total stockholders' equity                                                  90,068      92,658
                                                                                  ---------   ---------
      Total liabilities and stockholders' equity                                  $ 130,806   $ 128,407
                                                                                  =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1997
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                    Three Months Ended     Nine Months Ended
                                                                       September 30           September 30
                                                                    -------------------   -------------------
                                                                      1996       1997       1996       1997
                                                                    --------   --------   --------   --------
Revenues:
     Product sales                                                  $ 20,337   $ 21,411   $ 49,307   $ 67,691
     License fee and royalty income                                      225        194        830        577
                                                                    --------   --------   --------   --------
            Total revenues                                            20,562     21,605     50,137     68,268
                                                                    --------   --------   --------   --------

Costs and expenses:
     Cost of goods sold                                               15,632     15,874     38,277     50,276
     Selling, general and administrative                               2,033      1,885      5,241      6,451
     Research and development                                            829      1,357      2,096      3,814
     Write-off of in-process research and development                     --         --      5,790         --
     Stock compensation charge                                            --         --      5,611         --
     Proceeds from disposition of acetaminophen business  (note 3)        --         --         --     (6,308)
     Restructuring and other costs (note 3)                               --         --         --     12,901
                                                                    --------   --------   --------   --------
            Total costs and expenses                                  18,494     19,116     57,015     67,134
                                                                    --------   --------   --------   --------

Operating profit (loss)                                                2,068      2,489     (6,878)     1,134

Interest income (expense) - net                                         (167)        11       (587)       (64)
Amortization of goodwill                                                (288)      (291)      (636)      (873)
                                                                    --------   --------   --------   --------
Income (loss) before income taxes                                      1,613      2,209     (8,101)       197
Provision for income taxes                                               633        609      1,392         93
                                                                    --------   --------   --------   --------
Net income (loss)                                                   $    980   $  1,600   $ (9,493)  $    104
                                                                    ========   ========   ========   ========

Weighted average number of common
     and common equivalent shares outstanding                         11,341     11,803      7,992     11,548
                                                                    ========   ========   ========   ========

Net income (loss) per share:                                        $   0.09   $   0.14   $  (1.19)  $   0.01
                                                                    ========   ========   ========   ========



The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (unaudited)
                                 (in thousands)

                                                               Nine Months Ended
                                                                 September 30
                                                              ------------------
                                                                1996       1997
                                                              --------   -------
Cash flows from operating activities:
     Net income (loss)                                        $ (9,493)  $   104
     Add back: Depreciation & amortization                       5,288     7,054
         Inventory uplift release                                1,792        --
         Write-off of in-process research and development        5,790        --
         Executive stock option charge                           5,611        --
         Proceeds from diposition of acetaminophen business         --    (6,308)
         Restructuring and other costs                              --     8,391
     Changes in assets and liabilities:
         Receivables                                              (848)   (1,812)
         Inventories                                              (245)   (2,564)
         Other current assets                                   (1,985)     (936)
         Accounts payable and accrued expenses                  (1,364)   (5,973)
         Income taxes payable                                    1,017     1,893
         Other non-current assets and liabilities                 (377)      (37)
                                                              --------   -------
         Net cash provided from operating activities             5,186      (188)
                                                              --------   -------

Cash flows from investing activities:
     Capital expenditures                                       (2,472)   (6,767)
     Proceeds from disposition of acetaminophen business            --     4,100
                                                              --------   -------
         Net cash used in investing activities                  (2,472)   (2,667)
                                                              --------   -------

Cash flows from financing activities:
     Borrowings (repayment) on long-term line of credit, net    14,595      (839)
     Repayment of subordinate note                             (58,746)       --
     Redemption of common stock                                (35,168)       --
     Proceeds from the issuance of common stock                 80,024     5,094
                                                              --------   -------
         Net cash provided from financing activities               705     4,255
                                                              --------   -------

Effect of exchange rate changes on cash                             91       254
                                                              --------   -------
Net increase in cash                                             3,510     1,654
Cash at beginning of period                                          1       291
                                                              --------   -------
Cash at end of period                                         $  3,511   $ 1,945
                                                              ========   =======


The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Nature of Operations and Principles of Consolidation

Nature of Operations

    ChiRex Inc. (the "Company" or "ChiRex") is a Contract Manufacturing Organization ("CMO") serving the out-sourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary chiral technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company currently manufactures over 50 products in its world-class, FDA, cGMP manufacturing facilities located in Dudley, Northumberland, England and has entered into a definitive Asset Purchase Agreement and Supply Agreement to acquire a second manufacturing facility from Glaxo Wellcome plc located in Annan, Scotland. ChiRex holds 54 patents and patent applications in the field of chiral chemistry.

Principles of Consolidation

    The financial statements of the Company include the historical results of its subsidiaries for the entire period presented or from the date of acquisition.

    The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended September 30, 1997. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

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

3.  Disposition of Acetaminophen Business

    On April 9, 1997, the Company announced the sale of its acetaminophen business, including related intellectual property, to Rhone-Poulenc Chimie S.A. ("RPC"). Under the terms of the asset purchase agreement, the Company continued to manufacture acetaminophen for RPC pursuant to a Supply Agreement until early September 1997 and will continue to supply RPC from inventory into the fourth quarter.

    Under the asset purchase agreement, RPC is required to make specified payments to the Company, subject to certain conditions, over a three year period. The Company anticipates it will recognize net sales proceeds of approximately $6.3 million, after considering the likelihood of receipt of each required payment and the effect of discounting future cash receipts. The sale of the acetaminophen business creates a permanent impairment of assets consisting of related buildings and equipment, which has resulted in a provision for impairment of approximately $8.3 million. Additionally, the Company has implemented a plan to terminate certain employees associated with the production of acetaminophen and otherwise restructure its operations, which has resulted in charges of approximately $4.6 million.

4.  Business Acquisition

    On July 7, 1997, the Company announced the signing of a letter of intent with Glaxo Wellcome plc to acquire Glaxo Wellcome's FDA cGMP pharmaceutical production facility at Annan, Scotland. As part of the proposed agreement, Glaxo Wellcome would award the Company a five year contract to supply certain pharmaceutical intermediates and active ingredients worth approximately $450 million.

    A definitive Asset Purchase Agreement and Supply Agreement were signed by the Company and Glaxo Welcome on September 22, 1997 on essentially the same terms contained in the letter of intent with the closing occurring no latter then November 15, 1997. The purchase price of the Annan facility is 40.0 million Pounds Sterling ("GBP") (approximately $65.0 million) plus an additional payment for certain working capital not to exceed 1.0 million GBP (approximately $1.6 million).

    To finance the acquisition and provide for the general cash requirements of the business, the Company has signed a commitment letter subject to definitive documentation with an internationally recognized bank to provide a senior-secured term-loan and revolving-credit facility for one of its subsidiaries allowing it to borrow up to 62.0 million GBP (approximately $100.0 million) for a five-year period. The credit facility will be comprised of a 40.0 million GBP (approximately $65.0 million) term loan and a 22.0 million GBP (approximately $35.0 million) revolving credit facility each bearing interest at LIBOR plus 1%. The term loan facility will be repayable in nine equal semi-annual installments beginning in late 1998 and will also provide for annual mandatory pre-payments from excess cashflow as defined in the credit agreement. Borrowings under the credit facility will be secured by the real and personal property of and guaranteed by the Company and its subsidiaries. The credit agreement will contain normal and customary financial covenants and limitations on indebtedness, dividends, capital expenditures and certain other transactions. The Company's existing bank revolving credit facility will be repaid and terminated upon signing of the new credit facility.

                                     Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

Introduction

    ChiRex Inc. is a CMO serving the out-sourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary chiral technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company currently manufactures over 50 products in its world-class, FDA, cGMP manufacturing facilities located in Dudley, Northumberland, England and has entered into a definitive Asset Purchase Agreement and Supply Agreement to acquire a second manufacturing facility from Glaxo Wellcome plc located in Annan, Scotland. ChiRex holds 54 patents and patent applications in the field of chiral chemistry. Management has reviewed the Company's product portfolio and identified "core products" which the Company believes offer superior long-term growth potential, higher margins or strategic customer relationship benefits.

    The Company, incorporated in December 1995, is a combination of Sterling Organics Limited, a U.K.-based pharmaceutical fine chemicals manufacturer, and SepraChem Inc., a U.S.-based chiral chemistry business. On March 11, 1996, the Company consummated its initial public offering.

    Substantially all of the Company's revenues and expenses are denominated in Pounds Sterling, and to prepare the Company's financial statements such amounts are translated into U.S. Dollars at average exchange rates in accordance with generally accepted accounting principles.

Results of Operations

    In order to make the comparison of financial information for the three- and nine-month periods ended September 30, 1997 with that of the same period for 1996 more meaningful, the following tables sets forth (i) the historical results of the Company for the three- and nine-month periods ended September 30, 1997,
(ii) the historical results of the Company for the three-month period ended September 30, 1996 and (iii) the pro forma results of the Company for the nine-month period ended September 30, 1996, adjusted to exclude various non-recurring charges resulting from the contribution of Crossco (157) Limited (subsequently renamed ChiRex (Holdings) Limited) on March 11, 1996 (the "Contribution"), and the merger of SepraChem Inc. with a wholly owned subsidiary of the Company on March 11, 1996 (the "Merger"), consisting of an adjustment to restate inventory at fair value, the write-off of acquired in-process research and development and a non-recurring expense relating to certain executive stock compensation. There were no intercompany transactions requiring elimination in any of the periods presented. The pro forma adjustments and pro forma-as-adjusted data set forth in the following tables are not necessarily indicative of future operations or what the Company's results of operations would actually have been had the various transactions set forth below occurred as described. The period-to-period comparisons that follow the tables compare the historical and pro forma-as-adjusted results of operations for the three- and nine-month period ended September 30, 1996, and the historical results of operations for the three- and nine-month period ended September 30, 1997, set forth in the following table.

                                   CHIREX INC.
                          COMPARATIVE OPERATING RESULTS
   FOR THE THREE-MONTH AND NINE-MONTH PERIOD ENDED SEPTEMBER 30,1997 AND 1996
                                   (unaudited)
                                 (in thousands)

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997                  CHIREX INC.
----------------------------------------------             1996           1997
                                                          -------        -------
Revenues .........................................        $20,562        $21,605
Cost of goods sold ...............................         15,632         15,874
                                                          -------        -------
Gross profit .....................................          4,930          5,731
Selling, general and administrative ..............          2,033          1,885
Research and development .........................            829          1,357
Interest income (expense) ........................           (167)            11
Amortization of goodwill .........................            288            291
                                                          -------        -------
Income before income taxes .......................          1,613          2,209
Provision for income taxes .......................            633            609
                                                          =======        =======
Net income .......................................        $   980        $ 1,600
                                                          =======        =======

                                                                        CHIREX
NINE MONTHS ENDED SEPTEMBER 30, 1997                                     INC.
------------------------------------                                   --------
Revenues ........................................................      $ 68,268
Cost of goods sold ..............................................        50,276
                                                                       --------
Gross profit ....................................................        17,992
Selling, general and administrative .............................         6,451
Research and development ........................................         3,814
Proceeds from disposition of acetaminophen business .............        (6,308)
Restructuring and other costs ...................................        12,901
Interest income (expense) .......................................           (64)
Amortization of goodwill ........................................           873
                                                                       --------
Income before income taxes ......................................           197
Provision for income taxes ......................................            93
                                                                       ========
Net income ......................................................      $    104
                                                                       ========

NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------

                                                CHIREX
                                               (HOLDINGS)
                                                LIMITED
                                               JANUARY 1,                                          PRO
                                               1996 THRU      PRO                                 FORMA
                                      CHIREX    MARCH 11,    FORMA        PRO                       AS
                                       INC.       1996     ADJUSTMENTS   FORMA    ADJUSTMENTS    ADJUSTED
                                     --------   --------   -----------  --------  -----------    --------
Revenues ..........................  $ 50,137   $ 15,212     $  --      $ 65,349   $     --      $ 65,349
Cost of goods sold ................    38,277     12,564       112(3)     50,953     (1,372)(1)    49,581
                                     --------   --------     -----      --------   --------      --------
Gross profit ......................    11,860      2,648      (112)       14,396      1,372        15,768
Research and development ..........     7,886        558        --         8,444     (5,790)(7)     2,654
Selling, general and administrative    10,852      1,300        --        12,152     (5,611)(8)     6,451
Interest income (expense) .........      (587)      (690)      440(5)       (837)        --          (837)
Amortization of goodwill ..........       636         --       225(4)        861         --           861
                                     --------   --------     -----      --------   --------      --------
Income (loss) before income taxes .    (8,101)       100       103        (7,898)    12,773         4,875
Provision for income taxes ........     1,392         33       108(6)      1,583        453(2)      1,986
                                     --------   --------     -----      --------   --------      --------
Net income (loss) .................  $ (9,493)   $    67     $  (5)     $ (9,431)  $ 12,320      $  2,889
                                     ========   ========     =====      ========   ========      ========

----------
Notes to the pro forma and other adjustments for the three-month and nine-month periods ended September 30, 1996 and 1997.

(1) To reverse the effect of the purchase method of accounting step-up of inventory to fair value at the time of the Contribution.

(2) Tax effect of the adjustment described in note (1) above.

(3) Increase in depreciation reflecting the increased valuation of Holding's fixed assets for the period prior to the Contribution.

(4) Increase in amortization of goodwill related to the period prior to the Contribution.

(5) Reduction in interest expense related to debt retired in connection with the Contribution.

(6) Income tax effect of pro forma adjustments, excluding amortization of goodwill which is not deductible for tax purposes.

(7) To reverse the effect of the write-off of research and development expenses that were in-process at the time of the Contribution.

(8) To reverse the effect of stock compensation charge associated with granting of stock and options to purchase stock in connection with the Merger.

 Three-month period ended September 30, 1996 and 1997


Revenues                             Three-month period ended               Three-month period ended
(in thousands)                              September 30,1996                      September 30,1997
--------------                              -----------------                      -----------------
    Core products                                     $11,901                                $15,204
    Non-core products                                   2,172                                  1,287
    Acetaminophen                                       6,264                                  4,920
    License and royalty income                            225                                    192
                                                      -------                                -------
        Total revenues                                $20,562                                $21,603
                                                      =======                                =======

    Total revenues increased $1.0 million, or 5.1% to $21.6 million in the third quarter of 1997 from $20.6 million in the comparable period last year. Revenues from core products, which accounted for 70.4% of total revenues in the three months ended September 30, 1997, increased by $3.3 million, or 27.8%, while non-core products (excluding acetaminophen), which accounted for 6.0% of revenues in the third quarter of 1997, decreased by $0.9 million, or 40.7% from 1996. Revenues attributable to the acetaminophen business, which accounted for 22.8% of revenues in three-month period ended September 30, 1997, declined by $1.3 million, or 21.5% compared to the same period in 1996, due to lower demand following sale of the acetaminophen supply contracts under a supply agreement with RPC. During the third quarter the Company has its annual two-week plant shutdown and experiences a general slowdown in activity caused by the traditional European summer holiday season.

    Cost of goods sold increased $0.3 million, or 1.6% to $15.9 million in three-month period ended September 30, 1997 from $15.6 million in last year's third quarter. This increase is due to the higher volume of core product sales partly offset by lower non-core product sales. The gross margin percentage increased to 26.5% in the third quarter of 1997 from 24.0% in the comparable prior year period due to the greater volume of core product sales resulting from the selective replacement of low margin non-core products with high-margin core products.

    Research and development expenses increased $0.6 million, or 63.3% to $1.4 million in third quarter ended September 30, 1997 from $0.8 million in the same period in 1996. The increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

    Selling, general and administrative expenses decreased $0.1 million or 7.3%, to $1.9 million in three-month period ended September 30, 1997 from $2.0 million last year. This decrease is due primarily to one-time legal and consulting costs in 1996.

    Net interest income was $11 thousand in third quarter of 1997 compared to a net interest expense of $0.2 million in last year's third quarter. This is a result of lower borrowing requirements in the interim period due to increased cash flow from operations, proceeds from the sale of the acetaminophen business and proceeds from the exercise of the underwriters' option to purchase additional shares during the secondary public offering.

    The provision for income tax was $0.6 million in the three-month period ended September 30, 1997 which approximated the provision for income taxes recognized in the third quarter of 1996. This represents an effective rate of 24.0% in 1997 after adjusting for non-deductible goodwill amortization compared to an effective rate of 33.3% after adjusting for non-deductible goodwill amortization in the same period in 1996. The lower effective tax rate in 1997 is the result of increased profitability within the U.K. where a statutory corporation tax rate of 31% prevails.

    As a result of the factors described above, net income was $1.6 million in the third quarter of 1997 compared to net income of $1.0 million for the comparable prior-year period.

Nine-month period ended September 30, 1996 and 1997

Revenues                               Nine-month period ended                Nine-month period ended
(in thousands)                               September 30,1996                      September 30,1997
--------------                               -----------------                      -----------------
     Core products                                     $33,761                                $46,124
     Non-core products                                   9,614                                  4,524
     Acetaminophen                                      21,144                                 17,043
     License and royalty income                            830                                    575
                                                       -------                                -------
         Total revenues                                $65,349                                $68,266
                                                       =======                                =======

    Total revenues increased $2.9 million, or 4.5% from $65.3 million in the nine-months ended September 30, 1996 to $68.3 million in the same period in 1997. Revenues from core products, which accounted for 67.6% of total revenues in the first nine months of 1997, increased by $12.4 million, or 36.6%, while non-core products (excluding acetaminophen), which accounted for 6.6% of revenues in the nine-month period ended September 30, 1997, decreased by $5.0 million, or 52.9%. Revenues attributable to the acetaminophen business, which accounted for 25.0% of revenues in first nine months of 1997, declined by $4.1 million, or 19.4% compared to the same period in 1996 due to lower demand following sale of the acetaminophen supply contracts under a supply agreement with RPC.

    Cost of goods sold increased $0.7 million to $50.3 million in first nine months of 1997. This increase reflects the higher volume of core product sales partly offset by lower non-core products and acetaminophen shipments. The gross margin percentage increased to 26.3% for the nine month period ending September 30, 1997 from 24.1% for the same period in 1996 due to the greater volume of core product sales resulting from the selective replacement of low margin non-core products with high-margin core products.

    Research and development expenses increased $1.2 million, or 43.6%, to $3.8 million in the nine-month period ended September 30, 1997 from $2.6 million in the same period in 1996. The increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

    Selling, general and administrative expenses of $6.5 million in the first nine months of 1997 approximated the comparable prior-year period.

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

    Interest expense in the nine-month period ended September 30, 1997 was $0.1 million, an improvement of $0.7 million from $0.8 million in interest expense during the equivalent period in 1996. This is a result of lower borrowing requirements in the interim period due to increased cash flow from operations, proceeds from the sale of the acetaminophen business and proceeds from the exercise of the underwriters' option to purchase additional shares during the secondary public offering.

    The provision for income taxes was $0.1 million in the nine-month period ended September 30, 1997. This represents an effective rate of 47.2% compared to a provision for income taxes of $2.0 million, or an effective rate of 40.7%, in the same period in 1996.

Liquidity and Capital Resources

    Cash used from operations for the first nine months of 1997 of $0.2 million is $5.4 million lower than the $5.2 million provided in the same period in 1996 and reflects payment of severance and restructuring costs particularly in the third quarter and increased investment in working capital to meet customer demand.

    Net cash used in investing activities in the nine-month period ended September 30, 1997 was $2.7 million compared to $2.5 million in the same period of 1996, and consists of capital expenditures for plant maintenance and, in 1997, for improved capacity utilization, partly offset by $4.1 million in cash proceeds from the disposal of the acetaminophen business in 1997.

    Net cash provided from financing activities for the first three quarters of 1997 of $4.3 million is the result of $5.1 million from the issuance of common stock proceeds from the exercise of the underwriters' option to purchase additional shares during the secondary public offering, and the exercise of stock options, offset by $0.8 million used to pay down the Company's revolving line of credit.

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

    Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U.S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled Cumulative Translation Adjustments. Operating results of foreign subsidiaries will be translated into U.S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Pounds Sterling, German marks and Dutch guilders.

                           PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a vote of Security Holders.

          -NONE-

ITEM 5.   Other Information

          On July 7, 1997, the Company announced the signing of a letter of intent with Glaxo Wellcome plc to acquire Glaxo Wellcome's FDA cGMP pharmaceutical production facility at Annan, Scotland. As part of the proposed agreement, Glaxo Wellcome would award the Company a five year contract to supply certain pharmaceutical intermediates and active ingredients worth approximately $450 million.

          A definitive Asset Purchase Agreement and Supply Agreement were signed by the Company and Glaxo Welcome on September 22, 1997 on essentially the same terms contained in the letter of intent with the closing occurring no latter then November 15, 1997. The purchase price of the Annan facility is 40.0 million Pounds Sterling ("GBP") (approximately $65.0 million) plus an additional payment for certain working capital not to exceed 1.0 million GBP (approximately $1.6 million).

          To finance the acquisition and provide for the general cash requirements of the business, the Company has signed a commitment letter subject to definitive documentation with an internationally recognized bank to provide a senior-secured term-loan and revolving-credit facility for one of its subsidiaries allowing it to borrow up to 62.0 million GBP (approximately $100.0 million) for a five-year period. The credit facility will be comprised of a 40.0 million GBP (approximately $65.0 million) term loan and a 22.0 million GBP (approximately $35.0 million) revolving credit facility each bearing interest at LIBOR plus 1%. The term loan facility will be repayable in nine equal semi-annual installments beginning in late 1998 and will also provide for annual mandatory pre-payments from excess cashflow as defined in the credit agreement. Borrowings under the credit facility will be secured by the real and personal property of and guaranteed by the Company and its subsidiaries. The credit agreement will contain normal and customary financial covenants and limitations on indebtedness, dividends, capital expenditures and certain other transactions. The Company's existing bank revolving credit facility will be repaid and terminated upon signing of the new credit facility.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

          (b)  Current Reports on Form 8-K: -NONE-

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHIREX INC.




Date:    October 17, 1997                   By:      /s/ Michael A. Griffith
                                                     -----------------------
                                                     Michael A. Griffith
                                                     Chief Financial Officer