Form 10-K405
period 1997-12-31
CHIREX INC
filed 1998-03-13
CIK 1005407

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-27698

                                  CHIREX INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  04-3296309
 (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

    300 ATLANTIC STREET, SUITE 402
        STAMFORD, CONNECTICUT                           06901
 (ADDRESS OF PRINCIPLE EXECUTIVE OFFICE)              (ZIP CODE)


                                (203) 351-2300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    TITLE OF EACH CLASS SECURITIES
 REGISTERED PURSUANT TO SECTION 12(g)
    OF THE SECURITIES EXCHANGE ACT                  NAME OF EXCHANGE
                OF 1934                            ON WHICH REGISTERED
   ___________________________              __________________________________
     COMMON STOCK, $.01 PAR VALUE          THE NASDAQ STOCK MARKET'S NATIONAL
                                                         MARKET

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT
                                OF 1934: NONE.

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $197,632,965 as of March 4, 1998.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

  As of March 4, 1998 there were 11,798,983 shares outstanding (excluding as of such date 1,491,295 shares of common stock issuable upon exercise of options with a weighted average price of $10.78 per share).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  CHIREX INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2.  PROPERTIES.....................................................    11
 ITEM 3.  LEGAL PROCEEDINGS..............................................    11
 ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    11

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    12
 ITEM 6.  SELECTED FINANCIAL DATA........................................    13
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
          AND RESULTS OF OPERATIONS......................................    15
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    15
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    15

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    15
 ITEM 11. EXECUTIVE COMPENSATION.........................................    15
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS................    15
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    15

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS...........    16

                                    PART I

ITEM 1. BUSINESS

GENERAL

  ChiRex Inc. (the "Company" or "ChiRex") is a contract manufacturing organization ("CMO") serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company currently manufactures over 50 products at its manufacturing facilities located in Dudley, England and Annan, Scotland. The Company's customers include Glaxo Wellcome plc, SmithKline Beecham plc, Pfizer Inc., Pharmacia & Upjohn Inc., Rohm and Haas Company, ACS Dobfar, Cell Therapeutics Inc., and Sanofi S.A.

  The Company was created simultaneously with its initial public offering in March 1996 (the "IPO") through the combination of a U.S.-based chiral chemistry business, SepraChem, Inc. and a U.K-based pharmaceutical fine chemical manufacturing business, Sterling Organics Limited. Since the IPO, the Company has integrated these operations, added new core products to the Company's portfolio while phasing out non-core products to release capacity and improve profitability, purchased a new manufacturing facility in Annan, Scotland and further developed its commercial development process and technology base. The Company is engaged in one business segment, the development, manufacture and marketing of pharmaceutical fine chemicals.

RECENT DEVELOPMENTS

  In October 1997, the Company purchased a Glaxo Wellcome plc pharmaceutical production facility located in Annan, Scotland for approximately $69 million, including payment for certain working capital. As part of the transaction, Glaxo Wellcome awarded the Company a five-year contract to supply certain pharmaceutical intermediates and active ingredients with an aggregate sales value of approximately $450 million in revenues. The Company plans to invest approximately $25 million over two years to accommodate newly contracted products and modify the facility for general purpose manufacturing.

  In April 1997, as part of its strategy to phase out of non-core products, the Company disposed of its acetaminophen (paracetamol) business to Rhone Poulenc Chimie SpA. Although acetaminophen, an OTC analgesic, was the largest volume product manufactured by the Company, representing approximately 31% of the Company's 1996 pro forma revenues, it was not highly profitable at the gross margin level and certain long-term supply arrangements were scheduled to terminate by 1998 year end. In connection with the disposition of the business, the Company implemented measures to partially offset the effect on operating performance, including a 15% headcount reduction and a rebudget of all cost centers.

  During the spring of 1997 the Company finalized its 1996 agreement with Dabur India Ltd. ("Dabur") to dissolve their joint venture, InNova Pharmaceuticals SRL ("InNova") due to certain changes in the market for semi-synthetic paclitaxel, a compound used in the treatment of breast and ovarian cancer.

  In January 1997, the Company entered into an exclusive license with Harvard University for the application of kinetic resolution technology ("KR Technology") applicable to the manufacture of single isomer forms of certain chiral intermediates. The Company believes that such technology may be developed to reduce the manufacturing costs and improve purity, potency and efficacy for some single-isomer drugs and intermediates.

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

  Due to the interactive nature of their services, a CMO's success depends on the strength of its relationships with customers. Critical success factors for CMOs in developing outsourcing relationships with major life science companies include:

  .An established reputation and proven track record

  .Flexible cGMP manufacturing capacity at clinical, pilot and commercial scale

  .Technical competence and a broad technology base

  .Regulatory support at all development stages

  .Financial stability

  .Secure management of trade secrets and intellectual property rights

  According to A.D. Little, in 1996 the global market for the manufacture of pharmaceutical fine chemical intermediates and bulk actives and custom synthesis was approximately $12.0 billion. In recent years, outsourcing of drug development and manufacturing activities by pharmaceutical and biotechnology companies has increased for the following reasons:

    Cost Containment Pressures. Recently, drug companies have been focusing on more efficient ways of conducting business because of margin pressures stemming from patent expirations, market acceptance of generic drugs and pressure from regulators and payors to reduce drug prices. In addition, managed care organizations are beginning to limit the selection of drugs that affiliated physicians may prescribe, thereby further increasing competition among pharmaceutical and biotechnology companies. The Company believes that the pharmaceutical industry is responding by focusing its resources on new drug discovery, regulatory compliance and sales and marketing while outsourcing information management, clinical trial management, process development and supply of pharmaceutical intermediates and active ingredients.

    Reducing Drug Development Time. Pharmaceutical and biotechnology companies face increased pressure to deliver new drugs to market in the shortest possible time in order to accelerate realization of revenue, capture market share and obtain the longest possible term of patent protection. By working in collaboration with CMOs like the Company, pharmaceutical and biotechnology companies can focus on their core competencies of drug discovery and marketing activities. The Company believes that CMOs are often able to perform essential services with a higher level of expertise and specialization, and in less time than its customers could perform such services in-house, resulting in reduced new drug development times.

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

    Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it have grown substantially over the past decade. Many biotechnology companies have chosen not to spend the substantial capital resources, time, competency, personnel and risk necessary to operate a cGMP manufacturing facility, but utilize CMOs to perform these functions both during product development and commercialization.

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

BUSINESS STRATEGY

  The Company's goal is to be a preferred partner to major pharmaceutical and life sciences companies in the development of manufacturing processes and to supply on a commercial scale pharmaceutical intermediates and active ingredients for leading proprietary and generic drugs. The Company's strategy for achieving this objective is to:

 . leverage its research and development expertise to develop and maintain its process technologies for the manufacture of a broad spectrum of complex chemicals and extend its relationship with leading academic institutions to capture next generation process technologies;

 . expand cGMP manufacturing capacity at its Dudley and Annan facilities and explore opportunities to acquire additional facilities or complementary businesses;

 . provide clinical scale manufacturing capacity with safe, efficient scale up for its customers' products in its state-of-the art pilot plant facility; and

 . apply its proprietary technologies to the development and manufacture of a range of chiral intermediates which the Company intends to market at higher margins than those achievable using non-proprietary technologies.

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

 Advanced Manufacturing

    Over the last 30 years, the Company has developed expertise in the synthesis, scale-up and manufacture of complex pharmaceutical intermediates and active ingredients at its Dudley site. This 42-acre site was originally constructed by Sterling Winthrop Inc. in the late 1960's and became its primary pharmaceutical chemical manufacturing facility. With a production capacity of 600 cubic meters (over 160,000 gallons), the Dudley facility is one of the largest independent pharmaceutical chemical manufacturing facilities in the world. Since 1992, the Company has invested over $50 million at the site, including major expenditures on waste water treatment facilities and a new cGMP pilot plant and development center.

    There are three main production buildings at the Dudley site which have a variety of advanced equipment to provide a flexible FDA-inspected, cGMP and ISO 9002 certified manufacturing base. Two of the buildings provide multi-process facilities (including a segregated bulk pharmaceutical purification suite fitted with reactors, isolation and finishing equipment) capable of performing an extensive range of chemical transformations. The third building is a plant that was dedicated to the manufacture of acetaminophen. The equipment associated with the acetaminophen business was dismantled in 1997 and this plant is now available for future capacity expansion. The combination of the three main production buildings and the state-of-the-art pilot plant and development center enable the Company to manufacture efficiently products in quantities from laboratory samples to commercial scale.

    The Company has made a significant addition to its manufacturing capacity with the acquisition of a former Glaxo Wellcome facility in Annan, Scotland. This 154 acre site encompasses three main production buildings. Two of the production buildings have operated as a unit since 1980 to produce large volumes of an anti-hypertensive drug. Special features of this unit include computer control and totally enclosed plant with bulk handling systems (for both powders and liquids) to ensure safe processing of chemicals and solvents. The second production unit was opened in 1987 and has manufactured one of the intermediates for an anti-ulcer drug. Under a Supply Agreement with Glaxo Wellcome, the Company will continue to manufacture certain products currently made at the site and plans to invest approximately $25 million over two years to accommodate newly contracted products and modify the facility for general purpose pharmaceutical fine chemical manufacturing. The second production unit comprises nearly half the site capacity and is available for future contract manufacturing demand.

    The Company's quality assurance department has extensive experience in the analysis, quality assurance, validation and registration of bulk pharmaceutical and fine chemicals. The Company's analytical laboratories contain fully-automated equipment with extensive data handling capabilities, spectroscopic systems and variable wavelength and diode-array UV capabilities designed to ensure that the Company's products comply with all pharmacopeia and regulatory requirements.

 Process Development

    The Company possesses significant expertise in manufacturing process research and development. These skills are critical to advancing a product from the laboratory to pilot plant and finally commercial scale manufacturing in a timely and cost effective manner. Following an initial inquiry, the Company provides feasibility studies and cost estimates to the customer. The Company engages in initial process research and development, hazard evaluation and produces laboratory samples. In connection with process development, the Company utilizes computer controlled reaction calorimeters and analytical equipment, and is assisted by its Scientific Advisory Board, which includes leading academics in various fields of chemistry. Ultimately, a pilot plant product which receives regulatory approval and is deemed commercially viable is scaled-up to commercial manufacture. Historically, approximately 80% of products that reach the pilot plant result in full commercial manufacturing arrangements.

    Process development serves an important marketing function. As a result of the regulatory requirements associated with certifying a new manufacturing source, it is often advantageous for a pharmaceutical company to maintain its relationship with a CMO because the CMO is certified to produce the product by regulatory authorities. Consequently, the Company promotes its process research and development capabilities aggressively in an effort to establish relationships with a customer early in the product development timeline and consequently secures long-term commercial-scale supply arrangements.

 Technology

    The Company's expertise in applying a wide range of sophisticated process technologies to large scale classical chemical transformations enables it to provide its customers with safe and cost efficient commercial scale manufacturing capacity. In addition, the Company has a wide spectrum of proprietary synthesis and separation technologies for application in the manufacture of single-isomer products (the "ChiRex Technologies"). In January 1997, the Company added to this technology platform by licensing KR Technology from Harvard University. During 1997, the Company manufactured four products in its pilot plant using its ChiRex Technologies.

PRODUCT PORTFOLIO

  The Company sold over 50 products in 1997. Approximately 90% of the Company's product portfolio are pharmaceutical products with the remaining 10% consisting of fragrance and flavor, agrichemical and polymer products. Nearly all of the products produced or under development by the Company are governed by secrecy agreements which contain, among other things, restrictions on the disclosure of the customer, the product and the therapeutic indication.

 Core Products

    During 1996, management identified certain core products which it believes offer superior long-term growth potential, higher margins or strategic customer relationship benefits. In 1997, core products accounted for 72.4% of the Company's revenues. The Company's customers' pharmaceutical products are used in the treatment of, among others, cancer, cardiovascular disease, AIDS, urinary tract infections and high cholesterol.

 Non-Core Products

    In 1997, the Company effectively completed the planned phase out of products which do not meet management's criteria regarding profitability, growth profile or customer development potential. There are currently approximately less than five remaining non-core products which the Company plans to eliminate from its product portfolio. In 1997, non-core products (excluding acetaminophen) accounted for 6.4% of the Company's revenues.

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

  The Company provides development and pilot-scale manufacturing services for its pharmaceutical customers. The following table sets forth 37 products in the Company's development pipeline which the Company believes have significant revenue potential. Sixteen of these products have been identified as core products, of which ten are produced at pilot-scale and had revenues associated with them in 1997 and fifteen incorporate ChiRex Technologies. The remaining products are at an earlier stage in the development cycle and have not been identified as core products.

                         NUMBER OF
  DEVELOPMENT PHASE OF    COMPANY
        DRUG(1)          PRODUCTS                   REPRESENTATIVE INDICATIONS
  --------------------   --------- -------------------------------------------------------------
Commercial..............     18    AIDS, Hypertension, Central Nervous System Disorder, Diabetes
Phase III...............      6    Cancer, Pancreatitis, Asthma, Migrane
Phase II................      7    AIDS
Preclinical/Phase
 I/Unknown..............      6    Various

--------
(1)  Based on customer provided or publicly available information.

  Fourteen of the commercial products listed above have been produced on a commercial scale by manufacturers other than the Company. However, the Company is working with its customers to gain the necessary regulatory approval to participate in the manufacture of these products.

TECHNOLOGY

  The Company has developed expertise in the large-scale operation of many classical chemical transformation technologies and has the exclusive rights to use the ChiRex Technologies in a defined field on a perpetual basis under approximately 45 U.S. patents and several patent applications. In addition, it has accumulated experience in the effective management of the risks inherent in handling toxic or hazardous raw materials and products and in carrying out hazardous chemical reactions. The Company's expertise allows pharmaceutical companies to have complex multi-step procedures carried out at a single site, which increases the ability of such companies to maintain confidentiality, product supervision and management.

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

                                                            DEVELOPMENT
                                                  --------------------------------
                                                                   METHOD OF
       TECHNOLOGY                  USE               PHASE        MANUFACTURE
       ----------        ------------------------ ----------- --------------------
Kinetic Resolution...... Catalytic ring opening   Pilot Plant Asymmetric Synthesis
                         of epoxides to make
                         chiral epoxides and
                         Diols
Asymmetric               Catalytic asymmetric     Commercial  Asymmetric Synthesis
 dihydroxylation........ reaction to make chiral
                         diols using Sharpless
                         catalyst
Asymmetric epoxidation.. Catalytic oxidation to   Commercial  Asymmetric Synthesis
                         make chiral epoxides
                         using Jacobsen Catalyst
Enzymatic resolution.... Enzymatic                Commercial  Resolution
                         Biotransformation
Diastereomeric           Resolution by            Commercial  Resolution
 crystallization........ Crystallization
Asymmetric reduction.... Catalytic reduction to   Laboratory  Asymmetric Synthesis
                         make chiral alcohols

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

  The Company continues to improve its technology position through significant research and development expenditures, licensing third party technology and by maintaining close relationships with its Scientific Advisory Board and institutional research partners.

  In support of its technologies, the Company maintains a state-of-the-art hazards evaluation laboratory where operating hazards are identified and safe operating parameters established for all processes before they are carried out in the pilot plant. The pilot plant is then used to confirm the safe operation of the process and evaluate scale-up parameters before moving to full-scale operation. In addition, the Company has accumulated extensive in-house experience in the development and application of microprocessor control systems to control process hazards and improve the reproducibility of process performance and product quality.

  The Company uses a wide range of computer software in its operations. The Company has dedicated internal resources to identify and resolve "year 2000" compliance issues within computer applications utilized by the Company. The Company has also engaged external resources and will purchase necessary computer software and upgrades to become "year 2000" compliant.

SALES AND MARKETING, CUSTOMERS

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

  The Company is dependent on a small number of customers. In 1997, the Company's four largest customers accounted for approximately 76% of total revenues. Sanofi S.A., Glaxo Wellcome plc, Rohm and Haas Company and SmithKline Beecham accounted for approximately 36%, 17%, 13% and 10% of the Company's 1997 revenues respectively. The loss of one or more of these customers could have a material adverse effect on the Company. In addition, in light of the worldwide consolidation of the pharmaceutical market, there is a risk that the Company could lose customers in market consolidations or become more dependent on individual customers as such customers increase their size and market share.

  The Company, as part of its ongoing commercial development efforts, maintains a presence at important international trade shows and hosts a bi-annual international technical symposium to which selected senior representatives and executives of the research and development organizations of major pharmaceutical companies are invited. In addition, the Company's technical and marketing personnel present papers at symposia on a regular basis.

CONTRACTS

  The Company conducts business on both a purchase order basis and a formal contract basis. Where the company conducts business on a formal contract basis, it has entered into a variety of contractual arrangements with its customers, on both a fixed price and a cost plus basis. In cases where the contracts are fixed price, the Company bears the cost of overruns, with certain exceptions, but benefits if the costs are lower than anticipated. In cases where the contracts are on a cost plus basis, the Company is guaranteed reimbursement for its actual costs of performance and an agreed upon profit, with certain exceptions.

  Contracts may have terms ranging from a few months to several years depending upon the nature of the work being performed and the approval status of the product in question. Some of the Company's contracts are terminable by the customer upon notice. Contracts may also be terminated for a variety of reasons including unexpected or undesired results of the product, the failure of a product to satisfy safety requirements, the failure of a product to gain regulatory approval or a party's failure to properly discharge its obligations under such agreement.

  In 1997 the Company bore the cost of overruns on certain contracts with customers which were on a fixed price basis. In response to such losses, management of the Company has initiated discussions with such customers and is attempting to renegotiate these contracts. However, there can be no assurance that any renegotiation will be successful or that any new contractual provisions so negotiated will result in arrangements which will be more favorable to the Company.

PATENTS AND PROPRIETARY TECHNOLOGY

  Proprietary rights relating to the Company's products and processes will generally be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. The Company currently has the exclusive, royalty-free perpetual right and license to use and practice the ChiRex Technologies on a worldwide basis in a defined field under approximately 45 U.S. patents and several patent applications. The material patents licensed to the Company expire at various times beginning in 2005. The Company has ongoing research efforts and expects to seek additional patents in the future covering patentable results of such research. Certain of the Company's technology is not covered by any patent or patent application. There can be no assurance that any pending patent applications filed by the Company will result in patents being issued or that any patents now or hereafter owned or licensed by the Company will afford protection against competitors with similar technology, will not be infringed upon or designed around by others or will not be challenged by others and held to be invalid or unenforceable. In the absence of patent protection, the business of the Company may be adversely affected by competitors who independently develop substantially equivalent technology.

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

   Dudley, England Facility

  The Company's manufacturing plant in Dudley, England is subject to the U.K. Environmental Protection Act 1990 ("EPA 1990"), which requires authorizations for any industrial air and certain water discharges and solid waste disposal. The individual authorizations are contained within several Integrated Pollution Control ("IPC") authorizations under the 1991 Environmental Protection Regulations adopted pursuant to the EPA 1990. The Company's IPC authorizations for its Dudley facility are administered by the U.K.'s Environment Agency ("EA"). In addition, the Dudley plant is also subject to the U.K. Water Resource Act 1991 ("WRA") governing the discharge of liquid waste, and the U.K. Water Industry Act 1991 ("WIA") governing discharges to sewers.

    The Company believes it is in compliance in all material respects with its IPC authorization conditions, limitations and compliance schedules for Dudley. The Company possesses "envelope" authorizations for its air pollutant emissions, which enable the Company to alter its production lines and processes to a degree without seeking additional authorizations. The Company has committed itself in a plan submitted to the EA to implement certain air pollution emission reduction programs.

    The Company has a consent to discharge its process waste water in Dudley, following treatment in the Company's biological waste water pretreatment plant, into local sewers for further treatment by the company that owns and operates the local area wastewater treatment facility, which discharges its effluent to the River Tyne. Northumbrian Water ("NW") is the local sewer operator and the EA is the governmental regulatory body responsible for the regulation of NW and the country's rivers. In the past, the Company has had periodic difficulty in meeting its consent limits for suspended solids in waste water. During 1996, the Company reached agreement with NW which resulted in a relaxation of the consent limit for suspended solids. The Company also made certain capital improvements to its biological waste water treatment plant, and it is now generally in compliance with the consent limit. If the consent limit is exceeded, the plant must adhere to certain notice and corrective action procedures. This compliance program was developed in consultation with and has received the approval of the EA.

    Since the IPO, the Company reached agreement with NW and the EA on a set of contingency measures that would be taken in the event the Company's biological pretreatment plant in Dudley experienced a treatment upset or, due to malfunction or other failure had to be bypassed for a period of time. The procedures are designed to minimize the impact of such occurrences while allowing the Company to continue its production operations, which in the absence of such agreed procedures, would have been subject to potential shutdown.

    The Environment Act 1995 ("1995 Act") imposes strict, retroactive clean-up liability on persons responsible for creating or contributing to contaminated sites. Landowners are presumptively liable under this statute for conditions existing on their property where a different responsible party can not be found. The Company believes that the limited areas of subsurface contamination presently known to exist at the Dudley site are confined and will not give rise to liability under the 1995 Act.

   Annan, Scotland Facility

    The Company's manufacturing plant in Annan, Scotland is also subject to the EPA 1990 and the 1995 Act. The Company's IPC authorizations for Annan are administered by the Scottish Environmental Protection Agency ("SEPA"). In addition, the facility is also subject to the Sewerage (Scotland) Act 1968 and the Control of Pollution Act 1974 providing for the regulation of trade or sewage effluent to streams and other inland waters, as well as certain provisions of The Rivers (Prevention of Pollution) (Scotland) Acts 1951 and 1965.

    The Company possesses certain IPC authorizations covering existing products at the Annan site. In addition, the Company has also applied for additional IPC authorizations governing other products to be manufactured and is engaged in discussions with SEPA to obtain envelope authorizations. SEPA has approved a two phase, twenty-four month environmental improvement program for the Annan incinerator. Phase one relating to burner modifications is underway and is scheduled to be completed by the end of second quarter 1998. Phase two which involves installation of a baghouse filter to manage particulate emissions, will begin by September 1998 with completion expected by year end. The Company has also agreed with SEPA upon a program to reduce volatile organic compound emissions by fitting the site with new vacuum pumps and scrubber systems.

    An oil spill following the off-loading of a road tanker occurred on the Annan site in 1992 when Glaxo Wellcome plc owned the facility. Actions to control the oil spill were taken at such time. However, sporadic problems have been encountered since such spill, involving the appearance of fuel in the site's drainage system. To address this issue, the Company has applied for permission to install a land drainage interceptor to capture minor residual oil before it can enter any waterways or the land drainage system. Under the Asset Purchase Agreement between the Company and Glaxo Wellcome,. Glaxo is responsible for remediation costs relating to such oil spill and has agreed to provide the Company with certain indemnities in the event of governmental and other claims.

  There can be no assurance that the Company will not be required to incur future expenditures for environmental compliance and control at both the Dudley and Annan sites. Such costs, and other unanticipated costs of compliance with environmental laws and regulations in the future, could have a material adverse effect on the Company's results of operations.

OTHER GOVERNMENTAL REGULATION

  The Company's operations, as well as those of its customers, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. In particular, the Company's manufacturing operations are required to comply with applicable FDA regulations with respect to cGMP. Similar requirements are imposed by regulatory authorities in other countries. The concept of cGMP encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with cGMP is a particularly difficult and expensive part of regulatory compliance, especially since the FDA and certain other analogous international governmental agencies have increased the number of regular inspections to determine compliance. Failure to comply with the applicable regulatory requirements can among other things result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

  Continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by government agencies, industry and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages for persons who allege they have been injured as a result of their use.

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

  The evolving and complex nature of regulatory requirements, the broad authority and discretion of governmental agencies, continuing studies involving the safety of currently marketed pharmaceutical products and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain compliance with regulatory requirements.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company derives the majority of its revenues and operating income from its foreign operations. The Company's foreign operations are subject to various risks including, in certain countries, currency exchange fluctuations and restrictions, restrictions on imports, government price controls, restrictions on the level of remittance of dividends, interest, royalties and other payments, the need for governmental approval of new operations, the continuation of existing operations and other corporate actions, political instability, the possibility of expropriation and uncertainty as to the enforcement of commercial rights, trademarks and other proprietary rights. In addition, the introduction of the Euro as currency in Europe in 1999 may subject the Company to additional risks including contract termination, computer system application changes, and currency swaps.

EMPLOYEES

  As of December 31, 1997, the Company had 578 full-time employees. Three hundred and seventy-four of the Company's full time employees are unionized. The Company believes its labor relations are satisfactory.

ITEM 2. PROPERTIES

  The Company's production facilities are located in the United Kingdom. The Company's corporate office is located in Stamford, Connecticut.

                             LAND    SIZE
    LOCATION         TITLE  (ACRES) (SQ. FT) USE
    --------         ------ ------  -------  -----------------------------------
    Stamford, CT     Leased  --       4,500  Corporate Office
    Dudley, England   Owned   42    443,108  Manufacturing, Warehousing, Offices
    Annan, Scotland   Owned  154    158,446  Manufacturing, Warehousing, Offices

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of these proceedings, the Company believes that the outcome of such proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

  In late 1996, Phenomenex Inc., of Torrance, California formally opposed the Company's attempt to register the ChiRex name as a trademark for "single isomer chiral intermediate chemical compounds and active ingredients for use in the manufacture of pharmaceuticals" in a proceeding filed in the U.S. Patent and Trademark Office's Trademark Trial and Appeal Board. In December 1997, the Company reached a final agreement with Phenomenex whereby Phenomenex discharged their opposition proceeding on terms favorable to the Company. Under such agreement, the Company also purchased certain Phenomenex trademarks.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

  The Common Stock was initially offered to the public on March 5, 1996 at a price of $13.00 per share. The Common Stock is listed and traded on The Nasdaq Stock Market's National Market SM ("Nasdaq") under the symbol "CHRX." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported by Nasdaq.

      1997:                                                        HIGH   LOW
      -----                                                       ------ ------
      First Quarter.............................................. $13.25 $ 9.50
      Second Quarter.............................................  12.75   9.88
      Third Quarter..............................................  25.50  11.63
      Fourth Quarter.............................................  26.25  16.63
      1996:                                                        HIGH   LOW
      -----                                                       ------ ------
      First Quarter (from March 5)............................... $13.25 $ 9.50
      Second Quarter.............................................  13.25  10.00
      Third Quarter..............................................  13.38   7.88
      Fourth Quarter.............................................  13.50   9.50

  On March 4, 1998, the last reported sale price of the Common Stock as reported by Nasdaq was $16.75. As of March 4, 1998, there were approximately 6,500 holders of record of the Common Stock.

DIVIDEND POLICY

  The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any future earnings for use in the Company's business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

  The following selected historical financial data of ChiRex Inc. as of December 31, 1994 and 1995 and for the years then ended have been derived from the financial statements of ChiRex Inc. which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected historical financial data for ChiRex Inc. as of December 31, 1996 and 1997 and for the years then ended, have been derived from the financial statements of ChiRex Inc. which are incorporated by reference elsewhere in this document and which have been audited by Arthur Andersen LLP , independent public accountants. The period from inception (January 1, 1993) to December 31, 1993 is unaudited. This information should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  CHIREX INC.

                                          YEARS ENDED DECEMBER 31
                                 ---------------------------------------------
                                  1993     1994     1995      1996      1997
                                 -------  -------  -------  --------  --------
                                  (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues........................ $ 4,633  $ 1,810  $ 2,754  $ 74,615  $ 94,100
Cost and expenses:
  Cost of goods sold............   1,565      814    1,715    56,508    71,440
  Research and development......   3,458    2,343      595     3,517     3,937
  Selling, general and
   administrative...............   1,999    1,964    2,099     8,876    10,587
  Restructruring charge, net of
   proceeds from disposition of
   acetaminophen business.......     --       --       --        --      8,069
  Write-off of in-process
   research and development.....     --       --       --      5,790       --
  Stock compensation charge.....     --       --       --      5,611       --
                                 -------  -------  -------  --------  --------
    Total operating expenses....   7,022    5,121    4,409    80,302    94,033
                                 -------  -------  -------  --------  --------
Operating income (loss).........  (2,389)  (3,311)  (1,655)   (5,687)       67
Interest expense, net...........     --       --       --        755     1,052
Other expenses..................     --       --       797       --        --
                                 -------  -------  -------  --------  --------
Loss before income taxes........  (2,389)  (3,311)  (2,452)   (6,442)     (985)
Benefit (provision) for income
 taxes..........................     --       --       --     (1,867)      335
                                 -------  -------  -------  --------  --------
Net loss........................ $(2,389) $(3,311) $(2,452) $ (8,309) $   (650)
                                 =======  =======  =======  ========  ========
Basic and diluted loss per
 common share................... $ (0.68) $ (0.94) $ (0.70) $  (0.88) $  (0.06)
                                 =======  =======  =======  ========  ========
BALANCE SHEET DATA (AS OF
 DECEMBER 31):
Cash............................ $   --   $   --   $     1  $    291  $  5,347
Total assets....................   2,531    1,873    2,693   130,806   203,067
Long-term debt..................     --       --       --      3,933    69,675
Stockholders' equity............   2,351    1,873    2,693    90,068    93,095

  The following selected historical financial data of ChiRex (Dudley) Limited (formerly ChiRex Limited or Sterling Organics Limited) as of December 31, 1992, 1993 and 1994 and for the years then ended and for the period from January 1, 1995 to August 10, 1995, have been derived from the financial statements of Sterling Organics Limited which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The following selected historical financial data of ChiRex (Holdings) Limited (formerly Crossco (157) Limited) as of December 31, 1995 and for the period from August 10, 1995 to December 31, 1995, have been derived from the consolidated financial statements of Crossco (157) Limited which have been audited by Coopers & Lybrand L.L.P., independent public accountants. This information should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

             CHIREX (HOLDINGS) LIMITED AND CHIREX (DUDLEY) LIMITED

                                                                 CHIREX (HOLDINGS)
                                                                     LIMITED(1)
                                                              ------------------------
                               CHIREX (DUDLEY) LIMITED        PERIOD FROM
                          -----------------------------------  INCEPTION
                                                     PERIOD   (AUGUST 10,  (UNAUDITED)
                          YEARS ENDED DECEMBER 31    ENDED      1995) TO     PERIOD
                          ------------------------ AUGUST 10, DECEMBER 31, ENDED MARCH
                           1992     1993    1994    1995(1)       1995     11, 1996(2)
                          -------  ------- ------- ---------- ------------ -----------
                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $85,609  $74,497 $78,859  $51,375     $34,828      $15,212
Costs and expenses:
  Cost of goods sold....   74,245   66,529  68,572   44,220      30,836       12,564
  Research and develop-
   ment expenses........    1,741    1,564   1,816    1,115         651          558
  Selling, general and
   administrative.......    6,202    4,908   5,598    2,156       2,728        1,300
                          -------  ------- -------  -------     -------      -------
    Total costs and ex-
     penses.............   82,188   73,001  75,986   47,491      34,215       14,422
                          -------  ------- -------  -------     -------      -------
Operating income........    3,421    1,496   2,873    3,884         613          790
Interest income (ex-
 pense).................     (181)     264     237       16      (1,927)        (690)
Other income............      484      379     481      402           5          --
                          -------  ------- -------  -------     -------      -------
Income before income tax
 expense................    3,724    2,139   3,591    4,302      (1,309)         100
Income tax expense......    1,353      935   1,061    1,327        (351)          33
                          -------  ------- -------  -------     -------      -------
    Net income (loss)...  $ 2,371  $ 1,204 $ 2,530  $ 2,975        (958)          67
                          =======  ======= =======  =======
Dividends on preference
 shares.................                                           (243)        (217)
                                                                -------      -------
Net loss for ordinary
 shares.................                                        $(1,201)     $  (150)
                                                                =======      =======
BALANCE SHEET DATA (END
 OF PERIOD):
Cash....................  $   --   $ 3,329 $   --   $   396     $ 7,845      $ 7,517
Total assets............   75,552   73,362  77,016   82,727      79,961       78,793
Long-term debt..........      --       --      --       --       40,304       40,376
Total shareholders' eq-
 uity...................   49,824   50,502  54,849   59,821         365          322

--------
(1) On August 10, 1995, ChiRex (Dudley) Limited was acquired by ChiRex (Holdings) Limited.

(2)  On March 11, 1996, ChiRex (Holdings) Limited was acquired by ChiRex inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Management's discussion and analysis of results of operations and financial condition as set forth on pages 14 through 17 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data as set forth on pages 18 through 31 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference. In addition, the following is included herein as Schedule
II:

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                              CHARGED                BALANCE
                                  BALANCE  (CREDITED) TO              AT END
                                 BEGINNING STATEMENTS OF                OF
                                 OF PERIOD  OPERATIONS   DEDUCTIONS   PERIOD
                                 --------- ------------- ----------  --------
   Allowance for doubtful
    accounts:
     1995....................... $    --     $  70,000   $     --    $ 70,000
     1996.......................   70,000      434,000    (204,000)   300,000
     1997.......................  300,000     (236,000)    (42,000)    22,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by March 17, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by March 17, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by March 17, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by March 17, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. The following financial statements as set forth on pages 18 through 31 of the Registrant's 1997 Annual Report to Stockholders are incorporated herein by reference:

   .  Reports of Independent Public Accountants
   .  Consolidated Balance Sheets as of December 31, 1996 and 1997
   . Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997
   . Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997
   . Consolidated Statements of Stockholder's equity for the years ended December 31, 1995, 1996 and 1997
   .  Notes to Consolidated Financial Statements.

  (a)(2) Financial Statement Schedule. Schedules have been omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

  (a)(3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K. In 1997 the Company filed the following Reports on Form 8-K:

   . On April 11, 1997 the Company filed a Report on Form 8-K reporting the sale of its acetaminophen business to Rhone-Poulenc Chimie.

   . On May 1, 1997 the Company filed Amendment Number 1 to its April 11, 1997 Report on Form 8-K. This Amendment Number 1 included pro forma financial statements relating to the sale of the Company's acetaminophen business to Rhone-Poulenc Chimie which were not filed in the original Report.

   . On November 17, 1997 the Company filed a Report on Form 8-K reporting its completion of the purchase of a pharmaceutical production facility located in Annan, Scotland from Glaxo Wellcome plc.

   . On November 26, 1997 the Company filed Amendment Number 1 to its November 17, 1997 Report on Form 8-K. This Amendment Number 1 included audited financial statements for the years ended December 31, 1994, 1995 and 1996 relating to the Annan, Scotland business purchased.

                                  CHIREX INC.
                               INDEX TO EXHIBITS
                                ITEM 14 (A) (3)

 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------
   2.1*        Agreement for the Sale and Purchase of the Entire Issued Share Capital of
               Sterling Organics Limited by and among Sanofi Winthrop Limited, Crossco
               (157) Limited and Sanofi, dated August 10, 1995.
   2.2*        Contribution Agreement by and among the Registrant, SepraChem Inc. and the shareholders of Crossco (157) Limited listed on Schedule I attached thereto, dated February 7, 1996.
   2.3*        Agreement and Plan of Merger by and among the Registrant, SepraChem,
               Sepracor, SepraChem Merger Corporation, Roger B. Pettman and Certain Trusts
               Affiliated with Victor H. Wooley, dated as of February 6, 1996, as amended.
   2.4+****    Asset Purchase Agreement between ChiRex Limited, ChiRex Inc. and Rhone-
               Poulenc Chimie S.A.
   2.5+*****   Asset Purchase Agreement between ChiRex Inc. and Glaxo Wellcome plc
   3.1*        Certificate of Incorporation of the Registrant.
   3.2***      Amended and Restated By-Laws of the Registrant.
   4.1*        Specimen Certificate for Shares of Common Stock, $.01 par value, of the
               Registrant.
   4.2*****    Facilities Agreement between ChiRex (Holdings) Limited and Bankers Trust
               Company.
   4.3*****    Pledge Agreement between ChiRex Inc. and Bankers Trust Company.
  10.1*        1995 Employee Stock Purchase Plan.
  10.2***      1997 Stock Incentive Plan.
  10.3***      Amended and Restated 1995 Director Stock Option Plan.
  10.4*        Employment Agreement with Alan R. Clark.
  10.5*        Employment Agreement with David F. Raynor.
  10.6***      Employment Agreement with John Graham Thorpe.
  10.7***      Employment Agreement with John Edward Weir.
  10.8***      Settlement Agreement with Robert L. Bratzler.
  10.9***      Consulting Agreement with Robert L. Bratzler.
  10.10***     ChiRex Pension Scheme.
  10.11+***    Supply Agreement dated as of January 21, 1997 between ChiRex Inc. and Cell
               Therapeutics, Inc.
  10.12+***    License Agreement dated as of January 28, 1997 between ChiRex Inc. and
               President and Fellows of Harvard College.
  10.13*       Contract Research Agreement by and between the Registrant and Sepracor, dated December 21, 1995.
  10.14*       Contract Manufacturing Agreement by and between the Registrant and Sepracor, dated December 21, 1995.
  10.15*       Technology Transfer and License Agreement by and between the Registrant and
               Sepracor, dated as of January 1, 1995.
  10.16*       Corporate Services Agreement by and between the Registrant and Sepracor, dated December 21, 1995.

 EXHIBIT NO.                                   DESCRIPTION
 -----------                                   -----------
 10.17*       Supply Agreement by and between the Registrant and Sepracor, dated December
              21, 1995.
 10.18*       Technology Development Agreement by and between SepraChem and Sandoz Pharma
              Ltd., dated October 1, 1995.
 10.19*       License Agreement by and between Sepracor and Massachusetts Institute of
              Technology, dated May 5, 1989.
 10.20*       License Agreement by and between Sepracor and Massachusetts Institute of
              Technology, dated June 21, 1991.
 10.21*       License Agreement by and between Sepracor and Research Corporation
              Technologies, Inc., dated March 13, 1991.
 10.22*       License Agreement by and between Sepracor and Research Corporation
              Technologies, Inc., dated September 10, 1992.
 10.23*       License Agreement by and between Sepracor and Tanabe Seiyaku Co., Ltd., dated October 30, 1990.
 10.24*       Toll Manufacturing Agreement by and between Sterling Organics and Rohm and
              Haas (UK) Limited, dated July 4, 1991.
 10.25*       Toll Manufacturing Agreement by and between Sterling Organics and Rohm and
              Haas (UK) Limited, dated August 27, 1987.
 10.26*       Supply Agreement by and between Sterling Organics and Sanofi Winthrop
              Limited and Sterling Winthrop, Inc. dated June 17, 1994.
 10.27*       Supply Agreement by and between Sterling Organics and Sanofi S.A., dated
              August 10, 1995.
 10.28*       Supply Agreement by and between Sterling Organics and Sanofi S.A., dated
              August 10, 1995.
 10.29***     Sterling/Currency LIBOR Revolving Credit Facility between Midland Bank Plc and ChiRex (Holdings) Limited, executed as of August 10, 1996.
 10.30*       Procedural Joint Union Agreement by and between Sterling Organics and AEEU, dated July 7, 1975.
 10.31*       House Agreement by and between Sterling Organics and AEEU, dated February
              1976.
 10.32*       Procedural Agreement by and between Sterling Organics and EESA, dated
              November 3, 1979.
 10.33*       Agreement by and between Sterling Organics and ACTS, dated July 19, 1978.
 10.34*       Escrow Agreement by and between the Registrant, Roger B. Pettman and Broomes
              Secretarial Services Limited.
 10.35*       Escrow Agreement by and between Alan R. Clark, David F. Raynor, John E.
              Weir, J. Graham Thorpe, Hugh F. Ford, William Riddell, Geoff B. Loxham, C.
              Lyn Chapple, David A. Routledge and Broomes Secretarial Services Limited
 10.36+*****  Supply Agreement between ChiRex Inc. and Glaxo Wellcome plc.
 10.37        Employment Agreement with Michael A. Griffith dated December 22, 1997.
 10.38        Employment Agreement with Jon E. Tropsa dated January 1, 1998.
 10.39        Employment Agreement with Beth P. Hecht dated December 22, 1997.
 10.40        Scientific Advisory Board Consulting Agreement with Eric Jacobsen, Ph.D.
              dated July 19, 1996.
 13           ChiRex Inc. 1997 Annual Report
 16**         Letter re Change in Certifying Accountant

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
 21***   Subsidiaries of the Registrant.
 23.1    Consent of Arthur Andersen LLP.
 23.2    Consent of Coopers & Lybrand L.L.P.
 23.3#   Consent of Coopers & Lybrand L.L.P.
 27      Financial Data Schedule

--------
* Incorporated by reference to the corresponding exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (File no. 33-80831).

** Incorporated by reference to the Form 8-K previously filed by the Registrant on September 11, 1996.

*** Incorporated by reference to the corresponding exhibits in the Registration Statement on Form S-1 previously filed by the Registrant on February 26, 1997 (File no. 333-22401).

**** Incorporated by reference to the Form 8-K previously filed by the Registrant on April 11, 1997.

***** Incorporated by reference to the Form 8-K previously filed by the Registrant on November 17, 1997.

# Previously filed by the Registrant on the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

+    Confidential treatment received as to certain portions.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Stamford, Connecticut on this 13th day of March, 1998.

                                          CHIREX INC.

                                                     /s/ Alan R. Clark
                                          By __________________________________
                                             Alan R. Clark, Chairman and Chief
                                                     Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 13th day of March, 1998.

              SIGNATURE                        TITLE

        /s/ Alan R. Clark              Chairman of the Board of Directors and
-------------------------------------   Chief Executive Officer (Principal
            Alan R. Clark               Executive Officer)

     /s/ Michael A. Griffith           Chief Financial Officer, Secretary and
-------------------------------------   Director (Principal Financial and
         Michael A. Griffith            Accounting Officer)

        /s/ Eric Jacobsen              Director
-------------------------------------
          Eric A. Jacobsen

         /s/ Dirk Detert               Director
-------------------------------------
             Dirk Detert

    /s/ Elizabeth M. Greetham          Director
-------------------------------------
        Elizabeth M. Greetham

       /s/ W. Dieter Zander            Director
-------------------------------------
          W. Dieter Zander

-------------------------------------
                 SM