Form 10-K405/A
period 1997-12-31
CHIREX INC
filed 1998-03-31
CIK 1005407

This amendment contains a corrected Exhibit 13 of Item 14 of the 1997 Form 10k. The original included typographical errors that occurred during the EDGARization process. The corrections for these errors are as follows:

Item 14, Exhibit 13,  cover, page 3 - 1995, 1996 and 1997 annual growth should be --, 34.2% and 40.6%, respectively.
Item 14, Exhibit 13, page 1         - Employees should more than 575 in the U.S. and U.K.
Item 14, Exhibit 13, page 14        - The Company paid approximately $66.8 million ((Pounds) 40.0 million) for the facility plus an additional payment for certain working capital of approximately $1.7 million ((Pound) 1.0 million).
Item 14, Exhibit 13, page 19        - 1996 and 1997 Other Assets should be - and 3,591, respectively.
Item 14, Exhibit 13, page 19        - 1997 Accumulated Deficit should be (11,411).
Item 14, Exhibit 13, page 24        - The Company paid approximately $66.8 million ((Pounds) 40.0 million) for the facility plus an additional payment for certain working capital of approximately $1.7 million ((Pound) 1.0 million).
Item 14, Exhibit 13, page 29        - Interest costs capitalized in 1997 were $150,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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