Form 10-Q
period 1998-03-31
CHIREX INC
filed 1998-04-24
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998   Commission File number 0 - 27698

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

Yes    X      No
   -----------   ---------


Number of shares outstanding of the issuer's classes of common stock as of April 22, 1998.

               Class                            Number of Shares Outstanding
--------------------------------------          ----------------------------
Common Stock, par value $.01 per share                  11,805,685

                                  CHIREX INC.

                                     INDEX

                                                          Page  Number

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets
                    December 31, 1997 and March 31, 1998                3

                    Consolidated Statements of Operations
                    and Comprehensive Operations for the
                    three-month periods ended March 31,
                    1997 and 1998                                       4

                    Consolidated Statements of Cash Flows
                    for the three-month periods ended
                    March 31, 1997 and 1998                             5

                    Notes to Consolidated Interim Financial
                    Statements                                          6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          8

PART II. OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of
                    Security Holders.                                  11

         Item 5.    Other Information                                  11

         Item 6.    Exhibits and Reports on Form 8-K                   11

         SIGNATURE                                                     12

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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                  CHIREX INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                (dollars in thousands except per-share amounts)

                                                     December 31,     March 31,
                                                        1997            1998
                                                     -----------     -----------
                                                                     (unaudited)

ASSETS
------

Current Assets:
       Cash                                          $   5,347       $   2,947
       Trade and other receivables                      18,811          23,124
       Inventories                                      23,225          23,447
       Other current assets                              3,774           4,067
                                                    ------------    ------------
            Total current assets                        51,157          53,585
Property, plant and equipment, net                     120,755         125,638
Other non-current assets                                 3,591           3,574
Intangible assets, net                                  27,564          27,271
                                                    ------------    ------------
       Total assets                                  $ 203,067       $ 210,068
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
       Accounts payable                              $   8,763       $  11,542
       Accrued expenses                                 11,587          10,809
       Income taxes payable                                348              -
       Current portion of long-term debt                 7,311           7,422
                                                    ------------    ------------
            Total current liabilities                   28,009          29,773
Long-term debt                                          69,675          72,738
Deferred income taxes                                    7,955           8,480
Deferred income                                          4,333           6,171
Contingencies                                               -               -
                                                    ------------    ------------
       Total liabilities                               109,972         117,162
                                                    ------------    ------------
Stockholders' equity:
       Common stock ($.01 par value, 30,000,000
          shares authorized, 11,792,990 and
          11,802,719 shares issued and outstanding
          on December 31, 1997 and March 31, 1998,
          respectively)                                    118             118
       Additional paid-in capital                      100,788         100,900
       Retained earnings                               (11,411)        (12,507)
       Cumulative translation adjustment                 3,600           4,395
                                                    ------------    ------------
            Total stockholders' equity                  93,095          92,906
                                                    ------------    ------------
       Total liabilities and stockholders' equity    $ 203,067       $ 210,068
                                                    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1998
                                 (unaudited)
                   (in thousands, except per-share amounts)

                                                       Three Months Ended
                                                             March 31
                                                    ----------------------------
                                                        1997            1998
                                                    ------------    ------------
CONSOLIDATED STATEMENTS OF OPERATIONS

Revenues:
       Product sales                                 $  26,284       $  23,601
       License fee and royalty income                      222              57
                                                    ------------    ------------
                 Total revenues                         26,506          23,658
                                                    ------------    ------------
Costs and expenses:
       Cost of goods sold                               20,671          19,302
       Selling, general and administrative               2,294           3,126
       Research and development                          1,107           1,201
                                                    ------------    ------------
                 Total costs and expenses               24,072          23,629
                                                    ------------    ------------

Operating profit                                         2,434              29
Interest expense - net                                    (134)         (1,404)
Amortization of goodwill                                  (291)           (291)
                                                    ------------    ------------
Income (loss) before income taxes                        2,009          (1,666)
Benefit (provision) for income taxes                      (811)            570
                                                    ------------    ------------
Net income (loss)                                    $   1,198       $  (1,096)
                                                    ============    ============
Weighted average number of common
       shares outstanding                               10,944          11,797
                                                    ------------    ------------
Basic and diluted net income (loss) per
       common share                                  $    0.11       $   (0.09)
                                                    ------------    ------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net income (loss)                                    $   1,198       $  (1,096)

Change in cumulative translation adjustment             (1,616)            795
                                                    ------------    ------------
Comprehensive net loss                               $    (418)      $    (301)
                                                    ------------    ------------


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1998
                                 (unaudited)
                                (in thousands)

                                                        Three Months Ended
                                                              March 31
                                                        1997            1998
                                                    ------------    ------------
Cash flows from operating activities:
      Net income (loss)                              $   1,198       $  (1,096)
      Adjustments to reconcile net income (loss) to
           cash provided by operating activities:
           Depreciation & amortization                   2,567           3,045
           Deferred tax provision (benefit)                (35)            437
           Changes in assets and liabilities:
                Receivables                             (2,779)         (4,048)
                Inventories                               (693)            191
                Other current assets                      (739)            516
                Accounts payable and accrued
                  expenses                               2,096           1,713
                Income taxes payable                       763          (1,034)
                Deferred income                           (115)          1,745
                                                    ------------    ------------
      Net cash provided from operating activities        2,263           1,469
                                                    ------------    ------------
Cash flows from investing activities:
      Capital expenditures                              (1,529)         (5,969)
                                                    ------------    ------------
      Net cash used in investing activities             (1,529)         (5,969)
                                                    ------------    ------------
Cash flows from financing activities:
      Borrowings on line of credit and revolving
            credit facility, net                           147           1,919
      Proceeds from exercise of stock options               95             112
                                                    ------------    ------------
      Net cash provided from financing activities          242           2,031
                                                    ------------    ------------
Effect of exchange rate changes on cash                    201              69
                                                    ------------    ------------
Net increase (decrease) in cash                          1,177          (2,400)
Cash at beginning of period                                291           5,347
                                                    ------------    ------------
Cash at end of period                                $   1,468       $   2,947
                                                    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                 CHIREX INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

NATURE OF OPERATIONS

        ChiRex Inc. (the "Company" or "ChiRex") is a Contract Manufacturing Organization ("CMO") serving the outsourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company manufactures products at its world-class FDA cGMP manufacturing facilities located in Dudley, England and Annan, Scotland. ChiRex holds over 50 patents and patent applications in the field of chiral chemistry.

PRINCIPLES OF CONSOLIDATION

        The financial statements of the Company include the historical results of its subsidiaries for the entire period presented or from the date of acquisition.

        The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended March 31, 1998. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

        See Form 10-K filed as of and for the year ended December 31, 1997 for additional information.

2. RECENT ACCOUNTING DEVELOPMENTS:

Net Loss per Common Share

        Basic income (loss) per common share for the quarters ended March 31, 1997 and 1998 were computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Since the effect of the assumed exercise of stock options of 444,000 shares in 1998 was anti-dilutive, basic and diluted loss per share as presented on the statement of operations are the same. Upon adoption of SFAS 128 at year-end 1997, the Company's reported earnings per common share for the first quarter of 1997 was required to be restated. There was no effect on net income per common share for the first quarter of 1997 from the adoption of SFAS 128.

Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise:
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 which for the Company is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements.

3. RECLASSIFICATION

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

INTRODUCTION

        ChiRex Inc. is a CMO serving the out-sourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully-integrated services, accelerating the time from drug discovery to commercialization. The Company manufactures products at its world-class FDA cGMP manufacturing facilities located in Dudley, England and Annan, Scotland. ChiRex holds over 50 patents and patent applications in the field of chiral chemistry.

        In April 1997, the Company disposed of its acetaminophen (paracetamol, an over-the-counter analgesic) business and in September 1997, the Company ceased production of acetaminophen. At the time of the disposition, acetaminophen was the largest volume product manufactured by the he Company, representing approximately 31% of the Company's 1996 pro-forma revenues, but was not highly profitable at the gross margin level. In connection with the disposition of the business, the Company implemented measures designed to offer the effect on operating performance. The Company's decision to dispose of its acetaminophen business followed a strategic review of several alternatives and was based on a number of factors, including the continued domination of the acetaminophen business by high volume, low cost manufacturers and the Company's expectation that the market price of acetaminophen will continue to erode.

        On October 31, 1997, the Company completed the purchase of a Glaxo Wellcome FDA cGMP pharmaceutical production facility located in Annan, Scotland. The Company paid approximately $66.8 million (pounds 40.0 million) for the facility plus an additional payment for certain working capital of approximately $1.7 million (pounds 1.0 million). As part of the transaction, Glaxo Wellcome awarded the Company a five-year contract to supply certain pharmaceutical inermediates and active ingredients with an aggregate sales value of approximately $450 million. Under the Asset Purchase Agreement, ChiRex purchased all of the buildings, land and equipment at the 154-acre Annan, Scotland property, encompassing three main production facilities plus certain working capital. The Company plans to invest approximately $25 million over two years to accommodate newly contracted products and to modify the facility for general purpose pharmaceutical fine chemical manufacturing. Under the Supply Agreement, ChiRex will manufacture up to ten products at Annan and Dudley. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the Annan facility have been included in the Company's consolidated financial statements form the date of acquisition.

        Substantially all of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into U.S. dollars at average exchange rates in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Three-month period ended March 31, 1997 and 1998

        Total revenues declined $2.8 million, or 10.7% to $23.7 million in the first quarter of 1998, from $26.5 million in the comparable period in 1997, primarily as a result of the sale of the Company's acetaminophen business in April 1997, which contributed $7.0 million in sales in the first quarter of 1997. The unfavorable effect on revenues in the first quarter of 1998 from the sale of the acetaminophen business was partly offset by increased revenues as new products came on stream and shipments under the Glaxo Wellcome supply contract expanded.

        Cost of goods sold decreased $1.4 million, or 6.6% to $19.3 million in the three-month period ended March 31, 1998 from $20.7 million in last year's first quarter. This decrease is due to the lower volume of aceataminophen sales partly offset by higher new-product sales, expenses associated with new product introductions and the under-utilization of the Annan facility acquired in the fourth quarter of 1997 during its re-conditioning into a general purpose pharmaceutical fine chemical manufacturing facility. As a result of the above factors, gross margin percentage in the first quarter of 1998 decreased to 18.4% from 22.0% in 1997.

        Research and development expenses increased $0.1 million or 8.5% to $1.2 million in first three months of 1998. This increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

        Selling, general and administrative expenses increased $0.8 million, or 36.3%, to $3.1 million in three-month period ended March 31, 1998 from $2.3 million last year. This increase is due primarily to additional expenses associated with the Annan facility acquired in the fourth quarter of 1997 and expenses incurred related to the ongoing search for a Chief Operating Officer.

        Interest expense was $1.4 million in the first quarter of 1998 compared to interest expense of $0.1 million in last year's first quarter. This is a result of higher borrowing levels resulting from the acquisition of the Annan facility in the fourth quarter of 1997 and significant capital improvement projects.

        The benefit for income taxes was $0.6 million in the three-month period ended March 31, 1998 which is $1.4 million favorable to the $0.8 million provision for income taxes in the comparable prior-year period. This represents an effective rate of 41.4% in 1998 after adjusting for non-deductible goodwill amortization compared to an effective rate of 35.3% after adjusting for non-deductible goodwill amortization in the same period in 1997. The higher effective tax rate in 1998 is the result of profitability expectations for 1998.

        As a result of the factors described above, the Company reported a net loss of $1.1 million in the first quarter of 1998 compared to net income of $1.2 million for the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided from operations for the three months of 1998 of $1.5 million is $0.8 million lower than the $2.3 million provided in the same period in 1997 and reflects an increased investment in operating assets of $0.9 million.

        Net cash used in investing activities in the first quarter of 1998 was $6.0 million compared to $1.5 million in the same period of 1997. Capital spending in 1998 includes expenditures for plant maintenance, alteration of equipment at Dudley to accommodate new products, and modification of the Annan facility. The majority of these expenditures are to accommodate newly contracted products at Dudley and Annan, and to convert the Annan facility to a general purpose pharmaceutical fine chemical manufacturing facility.

        Net cash provided from financing activities for the first three months of 1998 of $2.0 million is the result of $1.9 million in borrowings under the Company's revolving-credit facility and from $0.1 million in proceeds from the exercise of stock options.

        The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings.

FOREIGN CURRENCY

        The Company currently expects that sales of its products outside the United States will continue to be a substantial percentage of its net sales. The Company currently intends to hedge its foreign exchange exposure to a certain extent by entering into forward contracts with banks to the extent that the timing of the currency flows can reasonably be anticipated. The Company believes it has a natural currency hedge because its operating expenses tend to be denominated in matched currencies. Also the Company has partly offset foreign currency-denominated assets with foreign currency-denominated liabilities.

        Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U.S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity title Cumulative Translation Adjustments. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain pounds sterling, German marks and Dutch guilders.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a vote of Security Holders.
        ---------------------------------------------------

        - NONE -

ITEM 5. Other Information
        -----------------

        - NONE -

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

        (b)     Current Reports on Form 8-K:   - NONE -

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHIREX INC.


Date:  April 23, 1998           By:   /s/ Michael A. Griffith
                                      -----------------------

                                      Michael A. Griffith
                                      Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------


        27                              Financial Data Schedule