Form 10-Q
period 1998-06-30
CHIREX INC
filed 1998-08-14
CIK 1005407

                                                                           Draft
                                                                        08/13/98

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998    Commission File number 0 - 27698

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

Yes    X      No
   -----------   -----------


Number of shares outstanding of the issuer's classes of common stock as of August 12, 1998.

               Class                              Number of Shares Outstanding
--------------------------------------            ----------------------------
Common Stock, par value $.01 per share                     11,817,336

                                  CHIREX INC.

                                     INDEX

                                                                                                                      PAGE NUMBER
PART I.           FINANCIAL INFORMATION

                  Item 1.   Financial Statements

                            Consolidated Balance Sheets
                            December 31, 1997 and June 30, 1998                                                             3

                            Consolidated Statements of Operations and Comprehensive Income (loss) for
                            the three-month and six-month periods ended June 30, 1997 and 1998                              4

                            Consolidated Statements of Cash Flows for the
                            six-month periods ended June 30, 1997 and 1998                                                  5

                            Notes to Consolidated Interim Financial Statements                                              6


                  Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                                   8


PART II.          OTHER INFORMATION

                  Item 4.   Submission of Matters to a Vote of Security Holders.                                           12

                  Item 5.   Other Information                                                                              12

                  Item 6.   Exhibits and Reports on Form 8-K                                                               12

                  SIGNATURE                                                                                                12

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

                        PART I - FINANCIAL INFORMATION

                                    ITEM 1

                             FINANCIAL STATEMENTS

                                  CHIREX INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1997 AND JUNE 30, 1998

                (dollars in thousands except per-share amounts)

                                                                    DECEMBER 31,           JUNE 30,
                                                                        1997                 1998
                                                                    -------------        -------------
                                                                                          (unaudited)
ASSETS
------

Current Assets:

      Cash                                                               $ 5,347              $ 2,361
      Trade and other receivables                                         18,811               14,129
      Inventories                                                         23,225               29,188
      Other current assets                                                 3,774                4,802
                                                                    -------------        -------------
         Total current assets                                             51,157               50,480
Property, plant and equipment, net                                       120,755              132,273
Other non-current assets                                                   3,591                2,497
Intangible assets, net                                                    27,564               26,980
                                                                    -------------        -------------
      TOTAL ASSETS                                                     $ 203,067            $ 212,230
                                                                    =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:

      Accounts payable                                                   $ 8,763             $ 14,570
      Accrued expenses                                                    11,587               12,029
      Income taxes payable                                                   348                    -
      Current portion of long-term debt                                    7,311               14,844
                                                                    -------------        -------------
         Total current liabilities                                        28,009               41,443
Long-term debt                                                            69,675               63,312
Deferred income taxes                                                      7,955                8,917
Deferred income                                                            4,333                5,778
Contingencies                                                                  -                    -
                                                                    -------------        -------------
      Total liabilities                                                  109,972              119,450
                                                                    -------------        -------------

Stockholders' equity:

      Common stock ($.01 par value, 30,000,000 shares authorized,
         11,792,990 and 11,802,719 shares issued and outstanding
         on December 31, 1997 and June 30, 1998, respectively)               118                  118
      Additional paid-in capital                                         100,788              101,010
      Retained earnings                                                  (11,411)             (11,898)
      Cumulative translation adjustment                                    3,600                3,550
                                                                    -------------        -------------
         Total stockholders' equity                                       93,095               92,780
                                                                    =============        =============
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 203,067            $ 212,230
                                                                    =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED

                            JUNE 30, 1997 AND 1998

                                  (UNAUDITED)
                   (in thousands, except per-share amounts)

                                        Three Months Ended               Six Months Ended
                                             June 30                         June 30
                                  -------------------------------  -----------------------------
                                     1997              1998           1997             1998
                                  ------------     --------------  ------------     ------------
CONSOLIDATED STATEMENTS
  OF OPERATIONS

Revenues:

     Product sales                   $ 19,996           $ 28,359      $ 46,280         $ 51,960
     License fee and royalty
       income                             161                195           383              252
                                  ------------     --------------  ------------     ------------
             Total revenues            20,157             28,554        46,663           52,212
                                  ------------     --------------  ------------     ------------

Costs and expenses:
     Cost of goods sold                14,107             21,456        34,778           40,758
     Selling, general and
       administrative                   2,272              3,151         4,566            6,277
     Research and development             974              1,085         2,081            2,286
     Other expenses                         -                221             -              221
     Restructuring charge net
       of proceeds from
       disposition of
       Acetaminophen
       business                         6,593                  -         6,593                -
                                  ------------     --------------  ------------     ------------
             Total costs
               and expenses            23,946             25,913        48,018           49,542
                                  ------------     --------------  ------------     ------------

Operating profit                       (3,789)             2,641        (1,355)           2,670

Interest expense - net                     59             (1,425)          (75)          (2,829)
Amortization of goodwill                 (291)              (291)         (582)            (582)
                                  ------------     --------------  ------------     ------------

Income (loss) before
  income taxes                         (4,021)               925        (2,012)            (741)
Benefit (provision) for
  income taxes                          1,327               (316)          516              254

                                  ============     ==============  ============     ============
Net income (loss)                    $ (2,694)             $ 609      $ (1,496)          $ (487)
                                  ============     ==============  ============     ============

Weighted average number
  of common shares
  outstanding                          11,352             11,809        11,149           11,803
                                  ============     ==============  ============     ============

Basic and diluted net
  income (loss) per
  common share                        $ (0.24)            $ 0.05       $ (0.13)         $ (0.04)
                                  ============     ==============  ============     ============


CONSOLIDATED STATEMENTS
  OF COMPREHENSIVE
  INCOME (LOSS)

Net income (loss)                    $ (2,694)             $ 609      $ (1,496)          $ (487)

Change in cumulative
  translation adjustment                  244               (845)       (1,372)             (50)
                                  ============     ==============  ============     ============
Comprehensive net loss               $ (2,450)            $ (236)     $ (2,868)          $ (537)
                                  ============     ==============  ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998
                                  (UNAUDITED)
                                (in thousands)

                                                                           Six Months Ended
                                                                               March 31
                                                                   ---------------------------------
                                                                       1997                1998
                                                                   --------------      -------------
Cash flows from operating activities:
     Net income (loss)                                                  $ (1,496)            $ (487)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation & amortization                                        4,785              6,246
        Deferred tax provision (benefit)                                       -                868
        Restructuring and impairment charge                               12,901                  -
        Proceeds from sale of acetaminophen business                      (6,308)                 -
        Changes in assets and liabilities:
            Receivables                                                   (2,572)             4,911
            Inventories                                                   (3,828)            (6,350)
            Other current assets                                            (105)             1,036
            Accounts payable and accrued expenses                         (1,288)             5,911
            Income taxes payable                                           1,458             (1,200)
            Deferred income                                               (2,250)             1,374
                                                                   --------------      -------------
     Net cash provided from operating activities                           1,297             12,309
                                                                   --------------      -------------
Cash flows from investing activities:
     Proceeds from disposition of acetaminophin business                   4,100                  -
     Capital expenditures                                                 (3,709)           (15,477)
                                                                   --------------      -------------
     Net cash provided from (used in) investing activities                   391            (15,477)
                                                                   --------------      -------------
Cash flows from financing activities:
     Borrowings on line of credit and revolving credit
       facility, net                                                      (3,771)               (25)
     Proceeds from issuance of stock                                       4,180                  -
     Proceeds from exercise of stock options                                  98                222
                                                                   --------------      -------------
     Net cash provided from financing activities                             507                197
                                                                   --------------      -------------
Effect of exchange rate changes on cash                                      257                (15)
                                                                   --------------      -------------
Net increase (decrease) in cash                                            2,452             (2,986)
Cash at beginning of period                                                  291              5,347
                                                                   --------------      -------------
Cash at end of period                                                    $ 2,743            $ 2,361
                                                                   ==============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION


NATURE OF OPERATIONS


  ChiRex Inc. (the "Company" or "ChiRex") is a Contract Manufacturing Organization ("CMO") serving the out-sourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully integrated services, accelerating the time from drug discovery to commercialization. The Company manufactures products at its world-class FDA cGMP manufacturing facilities located in Dudley, England and Annan, Scotland. ChiRex holds over 50 patents and patent applications in the field of chiral chemistry.


PRINCIPLES OF CONSOLIDATION


  The financial statements of the Company include the historical results of its subsidiaries for the entire period presented or from the date of acquisition.

  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended June 30, 1998. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

  See Form 10-K filed as of and for the year ended December 31, 1997 for additional information.


2.  RECENT ACCOUNTING DEVELOPMENTS:

Net Income (Loss) per Common Share

  Basic income (loss) per common share for the second quarter and six-month periods ended June 30, 1997 and 1998 were computed by dividing the net income
(loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Since the effect of the assumed exercise of stock options of 605,000 shares and 525,000 shares for the second quarter and first six months of 1998, respectively, were either diminimus or anti-dilutive, basic and diluted income (loss) per common share as presented on the statement of operations are the same. Upon adoption of SFAS 128 at year-end 1997, the Company's reported earnings per common share for the second quarter and first half of 1997 were required to be restated. There was no effect on net loss per common share for the second quarter and first half of 1997 from the adoption of SFAS 128.

Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise:
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements.

3.  SUBSEQUENT EVENT

  In July 1998, the Company and its lenders agreed to an amendment of the Facilities Agreement entered into in October 1997. The amendment modified certain terms contained in the Facilities Agreement. Management believes the Company is in compliance with all terms and covenants of the Facilities Agreement as amended.

4.  RECLASSIFICATION

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

INTRODUCTION

  ChiRex Inc. is a CMO serving the out-sourcing needs of the pharmaceutical industry through its extensive pharmaceutical fine chemical manufacturing and process development capabilities and proprietary technologies. The Company supports and supplements the in-house development and manufacturing capabilities of its pharmaceutical and biotechnology customers with a broad range of fully integrated services, accelerating the time from drug discovery to commercialization. The Company manufactures products at its world-class FDA cGMP manufacturing facilities located in Dudley, England and Annan, Scotland. ChiRex holds over 50 patents and patent applications in the field of chiral chemistry.

  In April 1997, the Company disposed of its acetaminophen (paracetamol, an over-the-counter analgesic) business and in September 1997, the Company ceased production of acetaminophen. At the time of the disposition, acetaminophen was the largest volume product manufactured by the Company, representing approximately 31% of the Company's 1996 pro-forma revenues, but was not highly profitable at the gross margin level. In connection with the disposition of the business, the Company recorded a $6.6 million pre-tax restructuring charge net of proceeds on disposition in the second quarter of 1997, and implemented measures designed to offset the effect of the disposal on operating performance. The Company's decision to dispose of its acetaminophen business followed a strategic review of several alternatives and was based on a number of factors, including the continued domination of the acetaminophen business by high volume, low cost manufacturers and the Company's expectation that the market price of acetaminophen would continue to erode.

  On October 31, 1997, the Company completed the purchase of a Glaxo Wellcome FDA cGMP pharmaceutical production facility located in Annan, Scotland. The Company paid approximately $66.8 million (40.0 million) for the facility plus an additional payment for certain working capital of approximately $1.7 million ((Pounds)1.0 million). As part of the transaction, Glaxo Wellcome awarded the Company a five-year contract to supply certain pharmaceutical intermediates and active ingredients with an aggregate sales value of approximately $450 million. Under the Asset Purchase Agreement, ChiRex purchased all of the buildings, land and equipment at the 154-acre Annan, Scotland property, encompassing three main production facilities plus certain working capital. The Company plans to invest approximately $25 million over two years to accommodate newly contracted products and to modify the facility for general-purpose pharmaceutical fine chemical manufacturing. Under the Supply Agreement, ChiRex will manufacture up to ten products at Annan and Dudley. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the Annan facility have been included in the Company's consolidated financial statements from the date of acquisition.

  Substantially all of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into U. S. dollars at average exchange rates in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Three-month period ended June 30, 1997 and 1998

  Total revenues increased $8.4 million, or 41.7% to $28.6 million in the second quarter of 1998, from $20.2 million in the comparable period in 1997, as new products came on stream and shipments under the Glaxo Wellcome supply contract expanded, partly offset by the unfavorable effect on revenues from the sale of the acetaminophen business which contributed $5.1 million in revenues in the second quarter of 1997.

  Cost of goods sold increased $7.3 million, or 52.1% to $21.4 million in the three-month period ended June 30, 1998 from $14.1 million in last year's second quarter. This increase is due to the higher volume of new product sales partly offset by lower acetaminophen sales, expenses associated with new product introductions and the under-utilization of the Annan facility acquired in the fourth quarter of 1997 during its re-conditioning into a general purpose pharmaceutical fine chemical manufacturing facility. The Company also experienced production interruptions for one product during the second quarter that resulted in unfavorable manufacturing variances. The production difficulties for this product were resolved and full-scale production resumed in mid-July 1998. As a result of the above factors, gross margin percentage in the second quarter of 1998 decreased to 24.9% from 30.0% in 1997.

  Research and development expenses increased $0.1 million, or 11.3% to $1.1 million in the second quarter of 1998. This increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

  Selling, general and administrative expenses increased $0.9 million or 38.7%, to $3.2 million in three-month period ended June 30, 1998 from $2.3 million last year. This increase is due primarily to additional expenses associated with the Annan facility acquired in the fourth quarter of 1997 and expenses incurred related to the search for a Chief Operating Officer.

  Interest expense was $1.4 million in the second quarter of 1998 compared to interest income of $0.1 million in last year's second quarter. This is a result of higher borrowing levels resulting from the acquisition of the Annan facility in the fourth quarter of 1997 and significant capital improvement projects.

  Other expenses in the second quarter of 1998 of $0.2 million represents costs incurred by a special committee of the Company's board of directors whose work culminated in a restructuring announced in July 1998. ChiRex expects to post a one-time after-tax restructuring charge of approximately $3.3 million, or $0.28 cents per share, in the third quarter of 1998.

  In connection with the disposition of the Company's acetaminophen business, the Company recorded a $6.6 million pre-tax restructuring charge, net of proceeds on disposition in the second quarter of 1997

  The provision for income taxes was $0.3 million in the three-month period ended June 30, 1998, which is $1.6 million higher than the $1.3 million benefit for income taxes in the comparable prior-year period. This represents an effective rate of 34.2% in 1998 compared to an effective rate of 33.0% in the same period in 1997. The higher effective tax rate in 1998 is the result of profitability expectations for 1998.

  As a result of the factors described above, the Company reported net income of $0.6 million in the second quarter of 1998 compared to net loss of $2.7 million for the comparable prior-year period.

Six-month period ended June 30, 1997 and 1998

  Total revenues increased $5.5 million, or 11.9% to $52.2 million in the first half of 1998, from $46.7 million in the comparable period in 1997, as new products came on stream and shipments under the Glaxo Wellcome supply contract expanded, partly offset by the unfavorable effect on revenues from the sale of the acetaminophen business which contributed $12.1 million in revenues to the first six months of 1997.

  Cost of goods sold increased $6.0 million, or 17.2% to $40.8 million in the six-month period ended June 30, 1998 from $34.8 million in last year's first half. This increase is due to the higher volume of new product sales partly offset by lower acetaminophen sales, expenses associated with new product introductions, and the under-utilization of the Annan facility acquired in the fourth quarter of 1997 during its re-conditioning into a general-purpose pharmaceutical fine chemical manufacturing facility. The Company also experienced production interruptions for one product during the second quarter that resulted in unfavorable manufacturing variances. The production difficulties for this product were resolved and full-scale production resumed in mid-July 1998. As a result of the above factors, gross margin percentage in the first half of 1998 decreased to 21.9% from 25.5% in 1997.

  Research and development expenses increased $0.2 million, or 9.8% to $2.3 million in the first six months of 1998. This increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

  Selling, general and administrative expenses increased $1.7 million or 37.5%, to $6.3 million in six-month period ended June 30, 1998 from $4.6 million last year. This increase is due primarily to additional expenses associated with the Annan facility acquired in the fourth quarter of 1997 and expenses incurred related to the search for a Chief Operating Officer.

  Interest expense was $2.8 million in the first half of 1998 compared to $0.1 million last year. This is a result of higher borrowing levels resulting from the acquisition of the Annan facility in the fourth quarter of 1997 and significant capital improvement projects.

  The benefit for income taxes was $0.3 million in the six-month period ended June 30, 1998, which is $0.2 million lower than the $0.5 million benefit for income taxes in the comparable prior-year period. This represents an effective rate of 34.2% in 1998 compared to an effective rate of 25.7% in the same period in 1997. The higher effective tax rate in 1998 is the result of profitability expectations for 1998.

  As a result of the factors described above, the Company reported net loss of $0.5 million in the first half of 1998 compared to net loss of $1.5 million for the comparable prior-year period.


LIQUIDITY AND CAPITAL RESOURCES

  Cash provided from operations for the first six months of 1998 of $12.3 million is $11.0 million higher than the $1.3 million provided in the same period in 1997 and reflects a $5.8 million reduction in the Company's net investment in operating assets.

  Net cash used in investing activities in the first half of 1998 was $15.4 million compared to $0.4 million source of funds in the same period of 1997. Capital spending in 1998 includes expenditures for plant maintenance, alteration of equipment at Dudley to accommodate new products, and modification of the Annan facility. The majority of these expenditures are to accommodate newly contracted products at Dudley and Annan, and to convert the Annan facility to a general-purpose pharmaceutical fine chemical manufacturing facility.

  Net cash provided from financing activities for the first half of 1998 of $0.2 million is the result of proceeds received from the exercise of stock options.

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

  Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U. S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled Cumulative Translation Adjustments. Operating results of foreign subsidiaries are translated into U. S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U. S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain pounds sterling, German marks and Dutch guilders.

PART II - OTHER INFORMATION


ITEM 4.    Submission of Matters to a vote of Security Holders.
           ----------------------------------------------------

           -NONE-

ITEM 5.    Other Information
           -----------------

           -NONE-

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

           (b)  Current Reports on Form 8-K:
                    On July 7, 1998, the Company filed a Current Report on Form 8-K reporting management changes and restructuring.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHIREX INC.



Date:  August 14, 1998          By:     /s/ Michael A. Griffith
                                        -----------------------

                                        Michael A. Griffith
                                        Co-Chief Executive Officer
                                        and Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

 4.4 First Amendment Dated 30 July 1998 to Facilities Agreement Dated 30 October 1997
10.41  Consulting Agreement with W. Dieter Zander
10.42  Consulting Agreement with Elizabeth M. Greetham
27     Financial Data Schedule.