Form 10-Q
period 1998-09-30
CHIREX INC
filed 1998-11-16
CIK 1005407

                                                                        Draft
                                                                        11/12/98
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the quarterly period                   Commission File number
        ended September 30, 1998                         0 - 27698

                                   CHIREX INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   04-3296309
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     300 Atlantic Street
          Suite 402
    Stamford, Connecticut                                  06901
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


Yes    X      No
     ----        ---


Number of shares outstanding of the issuer's classes of common stock as of November 13, 1998.



           Class                                Number of Shares Outstanding
--------------------------------------          ----------------------------
Common Stock, par value $.01 per share                  11,850,461

                                  CHIREX INC.

                                     INDEX

                                                                                                      PAGE NUMBER

PART I.       FINANCIAL INFORMATION
              Item 1.  Financial Statements

                       Consolidated Balance Sheets
                       December 31, 1997 and September 30, 1998                                              3

                       Consolidated Statements of Operations and Comprehensive Operations
                       for the nine-month periods ended September 30, 1997 and 1998                          4

                       Consolidated Statements of Cash Flows for the
                       nine-month periods ended September 30, 1997 and 1998                                  5

                       Notes to Consolidated Interim Financial Statements                                    6


              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                         8


PART II.      OTHER INFORMATION

              Item 4.  Submission of Matters to a Vote of Security Holders.                                 12

              Item 5.  Other Information                                                                    12

              Item 6.  Exhibits and Reports on Form 8-K                                                     12

              SIGNATURE                                                                                     12


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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                 (dollars in thousands except per-share amounts)


                                                                                DECEMBER 31,            SEPTEMBER 30,
                                                                                   1997                     1998
                                                                               -------------            -------------
                                                                                                         (unaudited)
ASSETS
------

Current Assets:
       Cash                                                                      $   5,347               $   5,172
       Trade and other receivables                                                  18,811                  22,098
       Inventories                                                                  23,225                  31,112
       Other current assets                                                          3,774                   5,170
                                                                                 ---------               ---------
            Total current assets                                                    51,157                  63,552
Property, plant and equipment, net                                                 120,755                 144,810
Other non-current assets                                                             3,591                   2,734
Intangible assets, net                                                              27,564                  26,689
                                                                                 ---------               ---------
       TOTAL ASSETS                                                              $ 203,067               $ 237,785
                                                                                 =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
       Accounts payable                                                          $   8,763               $  23,925
       Accrued expenses                                                             11,587                  11,046
       Income taxes payable                                                            348                       -
       Current portion of long-term debt                                             7,311                  15,111
                                                                                 ---------               ---------
            Total current liabilities                                               28,009                  50,082
Long-term debt                                                                      69,675                  78,389
Deferred income taxes                                                                7,955                  10,078
Deferred income                                                                      4,333                   5,661
Contingencies                                                                            -                       -
                                                                                 ---------               ---------
       Total liabilities                                                           109,972                 144,210
                                                                                 ---------               ---------

Stockholders' equity:
       Common stock ($.01 par value, 30,000,000 shares authorized,
            11,792,990 and 11,833,711 shares issued and outstanding on
            December 31, 1997 and September 30, 1998, respectively)                    118                     118
       Additional paid-in capital                                                  100,788                 101,731
       Retained earnings                                                           (11,411)                (12,642)
       Cumulative translation adjustment                                             3,600                   4,368
                                                                                 ---------               ---------
            Total stockholders' equity                                              93,095                  93,575
                                                                                 ---------               ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 203,067               $ 237,785
                                                                                 =========               =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 1997 AND 1998
                                   (unaudited)
                    (in thousands, except per-share amounts)

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30                         September 30
                                                           ---------------------------------     ---------------------------------
                                                                 1997              1998               1997               1998
                                                           --------------     --------------     -------------     ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS

Revenues:
      Product sales                                             $ 21,411           $ 31,640          $ 67,691           $ 83,600
      License fee and royalty income                                 194                 75               577                327
                                                           --------------     --------------     -------------     --------------
                 Total revenues                                   21,605             31,715            68,268             83,927
                                                           --------------     --------------     -------------     --------------

Costs and expenses:
      Cost of goods sold                                          16,319             24,866            51,097             65,624
      Selling, general and administrative                          1,885              2,844             6,451              9,121
      Research and development                                       912                953             2,993              3,239
      Restructuring and other expenses net
           of proceeds from disposition in 1997                        -              2,802             6,593              3,023
                                                           --------------     --------------     -------------     --------------
                 Total costs and expenses                         19,116             31,465            67,134             81,007
                                                           --------------     --------------     -------------     --------------

Operating profit                                                   2,489                250             1,134              2,920

Interest expense - net                                                11             (1,054)              (64)            (3,883)
Amortization of goodwill                                            (291)              (291)             (873)              (873)
                                                           --------------     --------------     -------------     --------------

Income (loss) before income taxes                                  2,209             (1,095)              197             (1,836)
Benefit (provision) for income taxes                                (609)               351               (93)               605

                                                           --------------     --------------     -------------     --------------
Net income (loss)                                               $  1,600           $   (744)         $    104           $ (1,231)
                                                           ==============     ==============     =============     ==============

Weighted average number of common shares outstanding              11,534             11,817            11,279             11,808
                                                           ==============     ==============     =============     ==============
Weighted average number of common shares
      and common stock equivalents outstanding                    11,803             11,817            11,548             11,808
                                                           ==============     ==============     =============     ==============

Net income (loss) per common share:
      Basic                                                     $   0.14           $  (0.06)         $   0.01           $  (0.10)
                                                           ==============     ==============     =============     ==============
      Diluted                                                   $   0.13           $  (0.06)         $   0.01           $  (0.10)
                                                           ==============     ==============     =============     ==============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

Net income (loss)                                               $  1,600           $   (744)         $    104           $ (1,231)

Change in cumulative translation adjustment                       (1,219)               818            (2,591)               768

                                                           ==============     ==============     =============     ==============
Comprehensive net income (loss)                                 $    381           $     74          $ (2,487)          $   (463)
                                                           ==============     ==============     =============     ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)
                                (in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30
                                                                          --------------------------------------------
                                                                                1997                       1998
                                                                          ------------------         -----------------
Cash flows from operating activities:
      Net income (loss)                                                             $   104                  $ (1,231)
      Adjustments to reconcile net income (loss) to cash provided by operating activities:
           Depreciation & amortization                                                7,054                     9,250
           Deferred tax provision                                                       294                     1,864
           Restructuring and impairment charge                                        8,391                     3,023
           Proceeds from sale of acetaminophen business                              (6,308)                        -
           Changes in assets and liabilities:
                Receivables                                                          (1,812)                   (2,572)
                Inventories                                                          (2,564)                   (7,693)
                Other current assets                                                   (936)                    1,391
                Accounts payable and accrued expenses                                (5,973)                   10,851
                Income taxes payable                                                  1,893                    (2,010)
                Deferred income                                                        (298)                    1,161
                Other non-current assets and liabilities                                (33)                        -
                                                                          ------------------         -----------------
      Net cash provided from operating activities                                      (188)                   14,034
                                                                          ------------------         -----------------

Cash flows from investing activities:
      Proceeds from disposition of acetaminophin business                             4,100                         -
      Capital expenditures                                                           (6,767)                  (28,277)
                                                                          ------------------         -----------------
      Net cash used in investing activities                                          (2,667)                  (28,277)
                                                                          ------------------         -----------------

Cash flows from financing activities:
      Borrowings on line of credit and revolving credit facility, net                  (839)                   13,435
      Proceeds from issuance of stock                                                 4,180                         -
      Proceeds from exercise of stock options                                           914                       530
                                                                          ------------------         -----------------
      Net cash provided from financing activities                                     4,255                    13,965
                                                                          ------------------         -----------------

Effect of exchange rate changes on cash                                                 254                       103
                                                                          ------------------         -----------------

Net increase (decrease) in cash                                                       1,654                      (175)
Cash at beginning of period                                                             291                     5,347
                                                                          ------------------         -----------------
Cash at end of period                                                               $ 1,945                   $ 5,172
                                                                          ==================         =================



The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION


NATURE OF OPERATIONS


    ChiRex Inc. (the "Company" or "ChiRex") serves the outsourcing needs of some of the largest pharmaceutical and life science companies in the world by providing pharmaceutical fine chemical manufacturing and process development services and offering its customers access to the Company's extensive portfolio of proprietary technologies. The Company's contract manufacturing services developed over the past thirty years, include process research and development, hazard evaluation, clinical quantity production and pilot-scale and commercial-scale manufacturing at its world-class, current Good Manufacturing Practices ("cGMP") facilities in Dudley, England and Annan, Scotland. The Company's common stock is publicly traded in the United States on the Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "CHRX".


PRINCIPLES OF CONSOLIDATION


    The financial statements of the Company include the historical results of its subsidiaries for the entire period presented or from the date of acquisition.

    The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim period ended September 30, 1998. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

    See Form 10-K filed as of and for the year ended December 31, 1997 for additional information.

2.  RECENT ACCOUNTING DEVELOPMENTS:

Net Loss per Common Share


    Basic income (loss) per common share for the third quarter and nine-month periods ended September 30, 1997 and 1998 were computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Since the effect of the assumed exercise of stock options of 503,000 shares and 530,000 shares for the third quarter and first nine months of 1998, respectively, were anti-dilutive, basic and diluted loss per common share as presented on the statement of operations are the same. Upon adoption of SFAS 128 at year-end 1997, the Company's reported earnings per common share for the third quarter and first nine months of 1997 were required to be restated. There was no effect on net income (loss) per common share for the third quarter and first nine months of 1997 from the adoption of SFAS 128.

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

3.

    As of September 30, 1998, the Company was not in compliance with certain financial covenants of its revolving-credit and term-loan credit facilities (the "Facilities Agreement"). The lenders have permanently waived these defaults and the Company has agreed to certain modifications to the Facilities Agreement. After taking into consideration the waivers and modifications to the Facilities Agreement, the Company is in compliance with all of the terms of the Facilities Agreement at September 30, 1998. Under the Company's current business plan, management expects the Company will be unable to satisfy certain financial covenants in the future, however the Company has received an unconditional letter from its lenders expressing their intent to continue their support of the Company and to negotiate in good faith, further modifications to the Facilities Agreement as necessary.

4.

    The Company announced in July 1998, a restructuring including management changes and the transition to a product management structure. The Company expects to record a total pre-tax restructuring charge of $4.9 million in fiscal-year 1998 related to severance and other costs of this restructuring, of which $2.8 million has been recognized for expenses incurred in the quarter ended September 30, 1998 with the balance expected to be recognized in the fourth quarter. Third quarter 1998 restructuring expenses include severance costs related to management changes made to implement the product management structure. As of September 30, 1998 approximately $1.8 million of this restructuring charge is reflected in accrued expenses on the balance sheet.

5.  RECLASSIFICATION

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

INTRODUCTION

    ChiRex Inc. (the "Company" or "ChiRex") serves the outsourcing needs of some of the largest pharmaceutical and life science companies in the world by providing pharmaceutical fine chemical manufacturing and process development services and offering its customers access to the Company's extensive portfolio of proprietary technologies. The Company's contract manufacturing services developed over the past thirty years, include process research and development, hazard evaluation, clinical quantity production and pilot-scale and commercial-scale manufacturing at its world-class, current Good Manufacturing Practices ("cGMP") facilities in Dudley, England and Annan, Scotland.

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

    On October 31, 1997, the Company completed the purchase of a Glaxo Wellcome FDA cGMP pharmaceutical production facility located in Annan, Scotland. The Company paid approximately $66.8 million (40.0 million) for the facility plus an additional payment for certain working capital of approximately $1.7 million ((Pounds)1.0 million). As part of the transaction, Glaxo Wellcome awarded the Company a five-year contract to supply certain pharmaceutical intermediates and active ingredients with an aggregate sales value of approximately $450 million. Under the Asset Purchase Agreement, ChiRex purchased all of the buildings, land and equipment at the 154-acre Annan, Scotland property, encompassing three main production facilities plus certain working capital. The Company plans to invest approximately $25 million over two years to accommodate newly contracted products and to modify the facility for multi-product pharmaceutical fine chemical manufacturing. Under the Supply Agreement, ChiRex will manufacture up to ten products at Annan and Dudley. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the Annan facility have been included in the Company's consolidated financial statements from the date of acquisition.

    Substantially all of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into U. S. dollars at average exchange rates in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Three-month period ended September 30, 1997 and 1998

    Total revenues increased $10.1 million, or 46.8% to $31.7 million in the third quarter of 1998, from $21.6 million in the comparable period in 1997, as new products came on stream and shipments under the Glaxo Wellcome supply contract expanded, partly offset by the unfavorable effect on revenues from the sale of the acetaminophen business which contributed $4.9 million in revenues in the third quarter of 1997.

    Cost of goods sold increased $8.5 million, or 52.4% to $24.9 million in the three-month period ended September 30, 1998 from $16.3 million in last year's third quarter. This increase is due to the higher volume of new product sales partly offset by lower acetaminophen sales, expenses associated with new product introductions and the under-utilization of the Annan facility acquired in the fourth quarter of 1997 during its re-conditioning into a multi-product pharmaceutical fine chemical manufacturing facility. As a result of the above factors, gross margin percentage in the third quarter of 1998 decreased to 21.6% from 24.5% in 1997.

    Research and development expenses increased $41 thousand, or 4.5% to $1.0 million in the third quarter of 1998. This increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

    Selling, general and administrative expenses increased $1.0 million or 50.9%, to $2.8 million in the three-month period ended September 30, 1998 from $1.9 million last year. This increase is due primarily to additional expenses associated with the Annan facility acquired in the fourth quarter of 1997.

    Interest expense was $1.1 million in the third quarter of 1998 compared to interest income of $11 thousand in last year's third quarter. This is a result of higher borrowing levels resulting from the acquisition of the Annan facility in the fourth quarter of 1997 and significant capital improvement projects in 1998.

    The Company announced in July 1998, a restructuring including management changes and the transition to a product management structure. The Company expects to record a total pre-tax restructuring charge of $4.9 million in fiscal-year 1998 related to severance and other costs of this restructuring, of which $2.8 million has been recognized for expenses incurred in the quarter ended September 30, 1998 with the balance expected to be recognized in the fourth quarter. Third quarter 1998 restructuring expenses include severance costs related to management changes made to implement the product management structure. As of September 30, 1998, approximately $1.8 million of this restructuring charge is reflected in accrued expenses on the balance sheet.

    The benefit for income taxes was $0.4 million in the three-month period ended September 30, 1998, versus a $0.6 million provision for income taxes in the comparable prior-year period. This represents an effective rate of 32.1% in 1998 compared to an effective rate of 27.6% in the same period in 1997. The higher effective tax rate in 1998 is the result of profitability expectations for 1998.

    As a result of the factors described above, the Company reported a net loss of $0.7 million in the third quarter of 1998 compared to net income of $1.6 million for the comparable prior-year period.

Nine-month period ended September 30, 1997 and 1998

    Total revenues increased $15.7 million, or 22.9% to $83.9 million in the first nine months of 1998, from $68.3 million in the comparable period in 1997, as new products came on stream and shipments under the Glaxo Wellcome supply contract expanded, partly offset by the unfavorable effect on revenues from the sale of the acetaminophen business which contributed $17.0 million in revenues to the first nine months of 1997.

    Cost of goods sold increased $14.5 million, or 28.4% to $65.6 million in the nine-month period ended September 30, 1998 from $51.1 million in last year's first nine months. This increase is due to the higher volume of new product sales partly offset by lower acetaminophen sales, expenses associated with new product introductions, and the under-utilization of the Annan facility acquired in the fourth quarter of 1997 during its re-conditioning into a general-purpose pharmaceutical fine chemical manufacturing facility. The Company also experienced production interruptions for one product during the second quarter that resulted in unfavorable manufacturing variances. The production difficulties for this product were resolved and full-scale production resumed in mid-July 1998. As a result of the above factors, gross margin percentage in the first nine months of 1998 decreased to 21.8% from 25.2% in 1997.

    Research and development expenses increased $0.2 million, or 8.2% to $3.2 million in the first nine months of 1998. This increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline.

    Selling, general and administrative expenses increased $2.7 million or 41.4%, to $9.1 million in the nine-month period ended September 30, 1998 from $6.5 million last year. This increase is due primarily to additional expenses associated with the Annan facility acquired in the fourth quarter of 1997 and expenses incurred related to the search for a Chief Operating Officer.

    The Company expects to record a total pre-tax restructuring charge of $4.9 million in fiscal-year 1998 associated with the restructuring announced in July 1998, of which $2.8 million has been recognized for expenses incurred in the third quarter with the balance expected to be recognized in the fourth quarter. Other expenses were $3.0 million in the nine-month period ended September 30, 1998 versus $6.6 million in the comparable prior-year period. The 1998 restructuring charge and other expenses includes $2.8 million incurred in the third quarter 1998 for the aforementioned restructuring and $0.2 million of other costs incurred in the second quarter 1998 by a special committee of the Company's board of directors whose work culminated in the restructuring announced in July 1998. The 1997 restructuring charge represented expenses associated with the disposition of the acetaminophen business.

    Interest expense was $3.9 million in the first nine months of 1998 compared to $0.1 million last year. This is a result of higher borrowing levels resulting from the acquisition of the Annan facility in the fourth quarter of 1997 and significant capital improvement projects in 1998.

    The benefit for income taxes was $0.6 million in the nine-month period ended September 30, 1998, versus a $0.1 million provision for income taxes in the comparable prior-year period. This represents an effective rate of 33.0% in 1998 compared to an effective rate of 47.2% in the same period in 1997.

    As a result of the factors described above, the Company reported net loss of $1.2 million in the first nine months of 1998 compared to net income of $0.1 million for the comparable prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided from operations for the first nine months of 1998 of $14.0 million is $14.2 million higher than the $0.2 million used in the same period in 1997 and reflects a $1.1 million reduction in the Company's net investment in operating assets.

    Net cash used in investing activities in the first nine months of 1998 was $28.3 million compared to $2.7 million in the same period of 1997. Capital spending in 1998 includes expenditures for plant maintenance, alteration of equipment at Dudley to accommodate new products, and modification of the Annan facility. The majority of these expenditures are to accommodate newly contracted products at Dudley and Annan, and to convert the Annan facility to a multi-product pharmaceutical fine chemical manufacturing facility.

    Net cash provided from financing activities for the first nine months of 1998 of $13.9 million is the result of $13.4 million in borrowings under the company's revolving credit facility and $0.5 million in proceeds received from the exercise of stock options.

    As of September 30, 1998, the Company was not in compliance with certain financial covenants of its revolving-credit and term-loan credit facilities (the "Facilities Agreement"). The lenders have permanently waived these defaults and the Company has agreed to certain modifications to the Facilities Agreement. After taking into consideration the waivers and modifications to the Facilities Agreement, the Company is in compliance with all of the terms of the Facilities Agreement at September 30, 1998. Under the Company's current business plan, management expects the Company will be unable to satisfy certain financial covenants in the future, however, the Company has received an unconditional letter from its lenders expressing their intent to continue their support of the Company and to negotiate in good faith, further modifications to the Facilities Agreement as necessary.


    The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings.

YEAR 2000 DISCLOSURE

    The Company has dedicated internal resources to identify and resolve "year 2000" compliance issues with respect to computer systems and applications utilized by the Company. The Company has also engaged external resources, including hiring an independent consulting firm, and will purchase necessary computer software and upgrades to become year 2000 compliant. The Company will develop comprehensive testing procedures once necessary software and equipment have been installed to validate year 2000 compliance. The Company is implementing a year 2000 compliant management information system at its Annan facility in connection with its business plans for this location. The Company's plan is to implement these systems at the Company's other locations, including the Dudley facility, in 1999. The Company expects to spend approximately $3.0 million on systems and equipment which are year 2000 compliant.

     The Company believes that the systems at two of the three production facilities at Annan are year 2000 compliant. At present, the Company is not utilizing the third production facility at Annan. In the event that the Company commences operations at this third facility, it expects to spend $1.0 million upgrading the facility's computer systems and applications and will expense these costs in accordance with current accounting guidance.

     No assurance can be given that the year 2000 compliance issues will be resolved without any future disruption or that the Company will not incur significant additional expense in resolving the issue. In addition, the failure of certain of the Company's significant suppliers and customers to address the year 2000 compliance issues could have a material adverse effect on the company.

     Contingency plans have been addressed for all major computer systems and applications, and they include manual capability of certain business areas if necessary, and the controlled shutdown and start up of the manufacturing plant for a minimum period of days during the date change. The approach, methodology, plans, and contingencies for internal processes have been reviewed by our independent computer consultant and are subject to further development and testing. With regards to external factors such as supply of raw materials, access to funds and potential utility disruption, the Company's contingency plans are at a preliminary stage and require further development.

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

           (b)  Current Reports on Form 8-K:
                    On September 1, 1998, the Company filed a Current Report on Form 8-K reporting management changes and restructuring.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHIREX INC.



Date:  November 16, 1998                        By:  /s/ Jon E. Tropsa
                                                     -----------------

                                                     Jon E. Tropsa
                                                     Vice President, Finance

EXHIBIT INDEX


Exhibit Number            Description
--------------            -----------

      4.5                 Second Amendment dated 16 November 1998
                          to Facilities Agreement dated 30 October 1997

      27                  Financial Data Schedule.