Form 10-K405
period 1998-12-31
CHIREX INC
filed 1999-02-24
CIK 1005407

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 -------------

                                   Form 10-K

                                 -------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 0-27698

                                  CHIREX INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    04-3296309
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

   300 ATLANTIC STREET, SUITE 402                         06901
       STAMFORD, CONNECTICUT                            (ZIP CODE)
(ADDRESS OF PRINCIPLE EXECUTIVE OFFICE)

                                (203) 351-2300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  TITLE OF EACH CLASS OF SECURITIES
REGISTERED PURSUANT TO SECTION 12(g)
  OF THE SECURITIES EXCHANGE ACT                       NAME OF EXCHANGE
          OF 1934                                     ON WHICH REGISTERED

 --------------------------------             --------------------------------

   COMMON STOCK, $.01 PAR VALUE               THE NASDAQ STOCK MARKET'S NATIONAL
                                                          MARKET
  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE
  ACT OF 1934: NONE.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $269,122,158 as of February 19, 1999.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of February 19, 1999 there were 11,894,902 shares outstanding (excluding as of such date 1,872,043 shares of common stock issuable upon exercise of options with a weighted average price of $11.98 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

          Items 7 and 8 of Part II incorporate by reference the Registrant's 1998 Annual Report to Stockholders. Part III incorporates by reference the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.
================================================================================

                                  CHIREX INC.

                               TABLE OF CONTENTS

                                                                                        PAGE

                                     PART I
ITEM 1.  BUSINESS.......................................................................   1
ITEM 2.  PROPERTIES.....................................................................  34
ITEM 3.  LEGAL PROCEEDINGS..............................................................  34
ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................  34

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS........................................................................  35
ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA.............................................  35
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION........................................................  37
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................  37
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...........................................................  37

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................  38
ITEM 11. EXECUTIVE COMPENSATION.........................................................  38
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................  38
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................  38

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............  39

                                    PART I
ITEM 1. BUSINESS

GENERAL

     ChiRex is an integrated outsourcing company that provides an extensive range of services to pharmaceutical and life science companies. Our services span from the early stages of post-discovery drug development to full scale manufacturing of active ingredients. As a customer develops a new molecule for possible drug therapies, the creation of the compound goes through a number of phases, any one or all of which are suitable for outsourcing to third parties such as ChiRex, including:

     . design, development and synthesis of molecules, including process development;

     .  evaluation, analysis and scale-up activities; and

     . full scale production in accordance with current Good Manufacturing Practices ("cGMP") at two FDA inspected sites.

     We are one of only a few outsourcing companies to offer all of these services in-house in addition to offering proprietary process technologies. By offering integrated services, we are able to minimize the risks, costs and time associated with our customers bringing new drugs to market. Specifically, we provide contract process research and development and pharmaceutical fine chemical manufacturing services, while also offering our customers access to our extensive portfolio of proprietary technologies. Our contract manufacturing services, developed over the past 30 years, include process research and development, hazard evaluation, analytical methods development, clinical quantity production and both pilot-scale and commercial scale manufacturing. In addition, we utilize our proprietary technologies to solve process development challenges for our customers and reduce drug development time.

     Prior to our initial public offering in March 1996, we were primarily a contract manufacturing organization with a single facility in Dudley, England. Since completing our initial public offering, we have taken steps to become a high-quality, full-service outsourcing company. For example, we (i) optimized our Dudley facility and disposed of non-core products, primarily our acetaminophen business; (ii) opened our research and development laboratories and an associated pilot plant (collectively, the "Development Center") at the Dudley site that has allowed us to develop products successfully for our customers, many of which products are based on our proprietary process chemistry technologies; (iii) purchased a cGMP facility in Annan, Scotland, in the fall of 1997 from Glaxo Wellcome and entered into a five-year supply agreement with Glaxo Wellcome which we estimate will provide for approximately $450 million in aggregate sales; and (iv) redesigned, reconfigured and upgraded the Annan facility to manufacture products under the Glaxo Wellcome supply agreement and to increase the general flexibility of the facility to produce products for other leading pharmaceutical and life science companies. In addition, in April 1999 we plan to open our new process development facility, the ChiRex Technology Center (the "CTC"), in Boston, Massachusetts. The CTC will expand our capacity to assist our customers in the design, development and synthesis of molecules during clinical and pre-clinical phases, work which was previously performed to a limited extent at our Development Center. The CTC will enable us to capitalize on our capabilities to serve customers at the earliest stages in the development of new compounds and allow us to further develop our proprietary technologies.

     Currently, we manufacture in excess of 50 products on a commercial scale at two world-class, cGMP facilities located in Dudley, England, and Annan, Scotland. We have approximately 45 U.S. patents and several patent applications with respect to our technologies. Our customers currently include Glaxo Wellcome plc, Sanofi S.A., Rohm and Haas Company, Pharmacia & Upjohn Inc., Astra AB, Bristol Myers-Squibb Company, Eli Lilly and Company, Pfizer Inc. and SmithKline Beecham plc.

INDUSTRY TRENDS

     Recent trends in the industry are resulting in the increased outsourcing of drug design, development and manufacturing. Pharmaceutical and life science companies are under pressure to deliver new drugs to market in the shortest period of time in order to capture market share, accelerate the realization of revenues and maximize the impact of the limited life of patent protection. As a result, they have increasingly focused their resources on the discovery of new drugs and sought to outsource more and more services. We believe this trend towards outsourcing drug design, development and manufacture will continue for the following reasons:

      . the development of new technologies that have resulted in the identification of a larger number of promising therapeutics, increasing the demand for the services which we offer;

      . the pressure to reduce drug development time in order to enhance competitive position and maximize return on investment;

      . the continuing cost containment pressures in the consumer market, led by health maintenance organizations and other health insurance intermediaries, resulting in pharmaceutical companies shifting more of their fixed cost base to variable cost alternatives through outsourcing;

     . the increasing complexity of the chemical synthesis used to produce new drugs, particularly in commercial quantities; and

     . the growth of the biotechnology industry, in which many companies do not have the chemical expertise and capabilities needed to conduct their own process development, scale up work or commercial sale manufacture.

BUSINESS STRATEGY

     Our strategy is to increase shareholder value by capitalizing on our technological strengths and manufacturing capabilities to be the preferred partner to major pharmaceutical and life science companies in the design, development and synthesis of new drugs and for the manufacturing of active ingredients. The key elements of our strategy are as follows:

Provide Integrated Services/"One Stop" Shopping

     We believe that significant opportunities exist for a company that provides a broad range of outsourcing services. With the CTC, we will now be able to offer our customers a complete and integrated package of services throughout the life cycle of a product. By providing process development expertise, pilot plant capacity and full scale manufacturing facilities, we will be able to offer a convenient and seamless solution to our customers' outsourcing needs. Our integrated approach offers technical and commercial synergies and the potential to reduce the time and decrease the costs and risks associated with the development of new drugs.

Commercialization of Proprietary Technology

     With the CTC, we will capitalize on the industry trend for drug companies to outsource the timeline. The CTC will expand on our accumulated expertise established at the Development Center. Through the addition of the CTC, we will focus on assisting customers in the early stages of process development to devise manufacturing processes that will be viable and cost efficient for scale-up and full scale commercial production. The CTC will further strengthen our ability to use our proprietary technologies to solve process development challenges for our customers and to reduce drug development time. The CTC is intended to:

     . advance the commercialization of a variety of our technologies, with an initial emphasis on our kinetic resolution process technology developed by Professor Eric Jacobsen which enables the production of single-isomer pharmaceutical chiral intermediates;

      . provide process development services that will serve as a source of new commercial-scale product opportunities for our manufacturing facilities;

      . develop and market non-regulated, proprietary chiral building blocks to innovative pharmaceutical companies to save them time and money and to infuse the benefit of our technologies into their development pipelines;

      . serve as a source of licensing revenues derived from our technologies where our customer has other manufacturing capacity, the technology is being used for non-pharmaceutical purposes, or capacity constraints prevent us from offering manufacturing services; and

      . enhance our presence in the United States, the world's largest pharmaceutical market.

      The CTC will be initially staffed with approximately ten research scientists under the direction of Professor Eric Jacobsen, Professor of Chemistry and Chemical Biology at Harvard University.

Focus on Manufacturing High-Margin, Value-Added Products

      We intend to continue focusing on manufacturing high-margin, highly-engineered, value-added products which are manufactured using a variety of technologies. Because of the high level of development engineering and synthesis design required for these products and because these products must be made in strictly controlled FDA inspected facilities, they require the expertise of a company such as ours and offer the potential for higher margins than specialty chemicals and non-regulated fine chemicals. In addition, once full production of these products is commenced, the commercial relationship for such products is generally stable due to the significant costs of transferring production to a new facility.

Continue Developing Significant, Long-Term Relationships with Industry
Leaders

      We intend to expand our customer base by developing significant, long-term relationships with a few major pharmaceutical and life science companies. We believe that the CTC will be a valuable platform for forging new relationships as customers seek the benefits of our proprietary technologies. In addition, our Annan facility has substantial available capacity which we are marketing to potential customers.

Pursue Selective Acquisitions/Affiliations/Expansions.

     We intend to expand our business activities through selective acquisitions, strategic affiliations and internal expansion, including:

     . in the technology area, we intend to seek opportunities to acquire or license complementary technologies and to collaborate or form alliances with third parties with valuable, complementary technology;

     . in the development business, we intend to pursue strategic acquisitions in North America and extend our geographical presence and customer base by acquiring or building development capability near the CTC; and

     . in manufacturing operations, we intend to pursue strategic, value-added acquisitions to add to our geographic scope or customer base.

COMPETITIVE STRENGTHS

     We believe we have a strong competitive position in our industry, which is attributable to a number of factors:

Full Complement of Integrated Services

     We believe that our ability to address our customers' outsourcing needs at each stage in the chemical development process allows us to compete effectively for the entire range of outsourcing arrangements that customers require. In addition, we believe we will have a competitive advantage because we can internally transfer technology throughout the product lifecycle, saving time and money and reducing risk. Our ability to provide services at the earliest stages of the drug development process should give us a competitive advantage during clinical trial and full scale manufacturing.

Leading Proprietary Technologies

     In addition to our expertise in classical chemical transformation technologies, we hold numerous licenses and patents in chiral process chemistries, including an exclusive license with Harvard University for the application of kinetic resolution. Based on industry estimates, more than two-thirds of pharmaceuticals currently in development are chiral molecules. We believe that utilizing our technologies, and in particular our chiral technologies, in the production process may allow us to achieve higher margins than possible with non-proprietary technologies. Also, we have found that our customers value suppliers who invest in technology as such investment allows customers to reduce their drug development time and provides unique solutions to their process development challenges. In addition, we can leverage our proprietary technologies to forge relationships for our high-margin, manufacturing operations.

World-Class Manufacturing Facilities

     Since January 1, 1996, we have invested over $200 million to acquire and upgrade our two world-class cGMP facilities. The manufacturing operations at Dudley are flexibly designed so that they can be used for a large number of products. The Annan facility is a modern state-of-the-art pharmaceutical manufacturing facility with substantial space to expand future production.

Relationships with Industry Leaders

     Our reputation for high quality manufacturing and process development capabilities and innovative proprietary technologies have enabled us to establish relationships with leading pharmaceutical and life science companies, including Glaxo Wellcome, Sanofi, Rohm and Haas, Pharmacia & Upjohn, Astra and SmithKline Beecham.

Barriers to Entry

     We believe there are significant entry barriers to our industry, including:

     . access to and expertise in leading manufacturing and process technologies and the ability to manage the complex regulatory regime governing new product development; and

     . the significant cost and lead time necessary to construct state-of-the-art pilot plant facilities and to qualify cGMP commercial scale manufacturing facilities, such as our Annan and Dudley facilities.

In addition, world-class facilities typically require experienced management and highly trained technical personnel familiar with specific production facilities and processes. Pharmaceutical companies are generally reluctant to outsource their needs to companies that do not have production facilities or a staff with a proven track record. We believe that our management and technical personnel, almost all of whom have substantial experience at FDA inspected cGMP facilities, are experienced and highly trained to meet these needs.

BUSINESS

     We provide a broad range of outsourcing services to pharmaceutical and life science companies, from the early stages of post-discovery drug development to full scale manufacturing of active ingredients. By providing process development expertise, pilot plant capacity and full scale manufacturing capabilities, we are able to offer our customers a complete and integrated package of services throughout the product life cycle. The diagram below sets forth the different phases of drug discovery and development and indicates the various services which we offer as our customers move through the drug development process:

                         PRODUCT DEVELOPMENT LIFE CYCLE

 Discovery       Pre-         IND         Phase I           Phase           Phase         NDA        Commercialization
               clinical                                       II             III
----------------------------------------------------------------------------------------------------------------------
           |                                                         |
           |                      CHIREX TECHNOLOGY CENTER           |
           |  Process Research and Development                       |
           |  .  Proprietary technology to speed process research    |
           |  .  Contract process development                        |
           |  .  Technology licensing                                |
           |  .  cGMP small scale capability (0.1-15 Kilograms)      |
           |  .  Analytical methods development                      |
           |  .  Scale-up synthesis                                  |
           ------------------------------------------------------------------------------
                                    |                                                   |
                                    |              CHIREX DEVELOPMENT CENTER            |
                                    |  Scale-up Pilot Plant Production                  |
                                    |  .  Process development for rapid scale-up        |
                                    |  .  Hazard evaluation                             |
                                    |  .  cGMP pilot plant (10-1000 kilograms)          |
                                    |  .  Analytical validation for cGMP                |
                                    |  .  Drug master file capability                   |
                                    |  .  In-house regulatory expertise                 |
                                    |  .  Supply clinical trial quantities of           |
                                    |     pharmaceutical active ingredients             |
                                    ----------------------------------------------------------------------------------
                                                             |
                                                             |   CHIREX MANUFACTURING OPERATIONS
                                                             |   Commercial Scale Production
                                                             |   .  2 large scale cGMP manufacturing
                                                             |      facilities
                                                             |   .  Multi-hundred metric ton capability
                                                             |   .  Process and plant design
                                                             |   .  Multi-step complex organic synthesis
                                                             |      at scale
                                                             |   .  Drug master file and support for new
                                                             |      drug applications
                                                             ---------------------------------------------------------


Product Development Life Cycle

     Discovery

     The initial challenge in the drug development process is discovery of a compound which may have a therapeutic effect for a particular disease. Our pharmaceutical and life science customers identify a lead compound which interacts with certain biological targets, such as an enzyme or other protein, which are associated with a disease. The discovery process involves screening or testing multiple chemical compounds and their interactions with biological targets to identify the most promising lead compounds for further study.

     As pharmaceutical and life science companies face increasing pressure to bring new drugs to market in the shortest period of time, our customers have focused their efforts and resources on the discovery stage. As a result, these customers have increasingly sought to outsource services in the subsequent stages of the drug development process to companies such as ours to minimize costs and development time.

     Pre-Clinical

     After a lead compound is identified and selected in the discovery phase, the compound is evaluated for efficacy and safety during pre-clinical tests on animal models.

     While a product progresses through pre-clinical trials, customers require process research and development services which will allow for a cost-effective, safe and timely scale-up of a compound as it progresses from the laboratory to pilot plant and ultimately to commercial scale manufacturing. Process research and development seeks to provide a simple, economic and non-hazardous route to production of a lead compound at the required scale. In addition, customers often require small scale cGMP capabilities to produce quantities of a product for clinical trials and analytical methods development for regulatory and quality control purposes.

     Customers are increasingly seeking outsourcing companies, such as ours, which can provide seamless technology transfer throughout the development process to push a product through the development life cycle as rapidly as possible. As a result, process development and other related services can be a valuable source for developing relationships with customers for pilot plant production and ultimately commercial scale manufacturing. In addition, once a company has received certification for a product by the applicable regulatory authority, it is advantageous for the customer to maintain the relationship with such company. Accordingly, expertise in process development can solidify a relationship with a customer early in the product development timeline and help secure longer term commercial-scale supply arrangements.

     IND/Phase I/Phase II/Phase III/NDA

     An investigational new drug application ("IND") is one of the first steps in the clinical trial phase of drug development. Clinical trials are divided into three investigational phases which test the use of a drug in humans. Phase I tests the drug for safety; Phase II tests the drug for efficacy and safety in a relatively small sample of patients; and Phase III tests the drug for efficacy in a larger sample of patients. Upon completion of the clinical trial phases, a new drug application ("NDA") is prepared which bridges the development process from clinical trial to full scale commercial manufacture.

     As a drug proceeds through the clinical testing phases, it is crucial that its production conform with appropriate cGMP standards. In addition, the process developed in the laboratories needs to be validated at a larger scale to establish that it can be consistently produced at the required specifications as it is scaled-up to commercial quantities. These steps are often conducted in a pilot plant environment which can provide hazard evaluation, analytical method validation, identity and purity testing as well as significant regulatory expertise and documentation services.

     Commercialization

     After a drug has been approved, commercial quantities of the drug are manufactured and marketed for commercial sale. Pharmaceutical and life science companies frequently outsource the manufacture of bulk intermediates and pharmaceutical active ingredients. Companies which provide such services must have facilities that conform to strict guidelines and can pass FDA inspections. In addition, pharmaceutical fine chemical manufacturers require significant expertise due to the high level of development engineering and synthesis design required for these products.

Relationship with Glaxo Wellcome

     In the fall of 1997, we purchased Glaxo Wellcome's pharmaceutical production facility located in Annan, Scotland, for approximately (Pounds)41 million, (approximately $68 million, assuming an exchange rate of $1.66 per (Pounds)1.00) including payment for certain working capital. We entered into a supply agreement with Glaxo Wellcome to supply certain pharmaceutical intermediates and active ingredients, which we estimate will provide for approximately $450 million in aggregate sales volume over the life of the contract. In connection with the Glaxo supply agreement, we invested approximately (Pounds) 18 million (approximately $30 million) to remodel two of the production buildings to accommodate multiple products. Prior to its acquisition by us, the Annan facility was one of only four primary facilities that Glaxo Wellcome operated in the United Kingdom. In connection with the acquisition of the Annan facility, we hired most of the facility staff formerly employed by Glaxo Wellcome.

     The Glaxo supply agreement provides for the purchase by Glaxo Wellcome from us of intermediates and active ingredients for some of Glaxo Wellcome's most important and innovative new drugs. In collaboration with Glaxo Wellcome, we have undertaken to install production capacity for the main products covered by the Glaxo supply agreement in excess of the contracted quantities.

     Under the Glaxo supply agreement, Glaxo Wellcome agreed to purchase a certain amount of products each year from us on a firm commitment basis. If Glaxo Wellcome does not purchase such products from us in the amount of such firm commitment (other than as a result of our default), it will pay to us the Added Value of such products. As defined in the Glaxo supply agreement, "Added Value" means the difference between the price at which we are to sell the product to Glaxo Wellcome and the cost of the raw materials and variable costs directly incurred in the manufacture, packaging and waste disposal processes. The Glaxo supply agreement provides that if any amounts are owed by Glaxo Wellcome under such provision, we will use reasonable endeavors to evaluate in good faith the possibility of manufacturing additional products or volumes for Glaxo Wellcome on the same terms.

     In addition to products to be supplied by us on a firm commitment basis, the Glaxo supply agreement provides that certain products will be purchased by Glaxo Wellcome on an intended purchase basis. In the event that such products cannot be purchased by Glaxo Wellcome in the volumes specified or at all due to lack of regulatory approval or market uncertainties in relation to such products, the Glaxo supply agreement provides that Glaxo Wellcome will use its best endeavors to purchase certain specified replacement products in a volume which will result in the equivalent Added Value to us.

     The Glaxo supply agreement also contains certain profit sharing terms which provide that if orders in excess of volumes of products to be supplied on a firm commitment basis and an intended purchase basis are placed, then any Added Value to which we shall be entitled shall be shared between us and Glaxo Wellcome in accordance with the terms of the agreement.

     We have agreed under the Glaxo supply agreement to have sufficient capacity to manufacture at least 10% in excess of orders placed by Glaxo Wellcome under the terms of the Glaxo supply agreement. The products to be supplied by us under the Glaxo supply agreement may be manufactured at either the Dudley or Annan facilities.

     The initial term of the Glaxo supply agreement is through December 31, 2002, and is automatically renewed for successive periods of twelve months unless terminated by either party at the end of its initial term or at the end of any renewal period by 24 months prior written notice. The Glaxo supply agreement may also be terminated upon the occurrence of an insolvency event by either party, a material breach of the terms of the agreement (subject to certain cure periods), or upon 60 days notice by Glaxo Wellcome if at any time prior to December 31, 2002, there occurs a Change of Control (as such term is defined in the Glaxo supply agreement) of ChiRex (Annan) Limited.

SERVICES OFFERED

     We believe that we are one of only a few companies to offer an integrated package of services from post-discovery to full scale manufacturing of active ingredients. Through the CTC, the Development Center and our world-class cGMP manufacturing facilities, we offer a convenient and seamless solution to our customers' outsourcing needs.

ChiRex Technology Center

     We plan to commence operations at the CTC in April 1999. The CTC, which will be located in Boston, Massachusetts, in close proximity to Harvard and MIT, will consist of 11,000 square feet of laboratories which can accommodate up to 35 research scientists. Professor Eric Jacobsen, Professor of Chemistry and Chemical Biology at Harvard University and inventor of some of our leading proprietary technologies, will be the scientific director of the CTC. The CTC will focus on the design, development and synthesis of molecules.

     The CTC will offer various process development services under cGMP guidelines, including: (i) contract process development; (ii) custom synthesis;
(iii) contract analytical development; and (iv) process research utilizing our proprietary intellectual property. The CTC will also serve as a source of licensing revenue for our technologies.

     Process development and custom synthesis services offered by the CTC will include:

     .    synthesis route selection;

     .    process research to make finished quality products;

     .    samples of material and supply of small quantities;

     . development work to generate a technology package which will allow us or the customer to manufacture at scale; and

     . transfer of technology by CTC personnel to the manufacturing location.

     Analytical development services offered by the CTC will include:

     .    test method development and validation;

     .    quality control and release testing;

     . high performance liquid and/or gas chromatography for the separation of enantiomers and identification of impurities; and

     .    nuclear magnetic resonance services.

     Process research utilizing our proprietary technology will include:

     .    process development and sample quantities to qualify with customers;

     . scale-up to 50 liter scale at the CTC or kilogram to ton production at our cGMP manufacturing facilities; and

     .    validated scaled technology transfer package.

     The state-of-the-art CTC laboratories will operate under cGMP using the standard operating procedures developed at our large-scale manufacturing facilities in Dudley and Annan and which have been refined over the last 30 years. The CTC equipment has been designed to mirror that of the Development Center to aid in technology transfers. The CTC's state-of-the-art equipment will include:

     .    GC-Mass Spectrometry, GC and HPLC Systems with autosamplers;

     .    400 MHz JEOL multi-nuclear magnetic resonance spectrometer;
          and

     . an isolated 50 liter glassware facility to provide kilogram quantities of materials.

Development Center

     The Development Center primarily prepares chemical processes for commercial manufacturing by conducting economic, hazard and engineering evaluations. Opened at our Dudley facility in 1996, the Development Center consists of research and development laboratories and an associated pilot plant. The Development Center offers a variety of services, including: (i) process development based on either customer technologies or our proprietary technologies; (ii) hazard evaluation;
(iii) impurity profile characterization and analytical method validation; (iv) supply of clinical trial material up to Phase III clinical trials; and (v) state-of-the-art analytical structure elucidation.

     The Development Center is staffed with over 50 scientists, including experts in process development, analytical and hazard evaluation. These Development Center scientists manage the product between laboratory production and commercial scale manufacture. During this intermediate process and before commencing commercial manufacture, each scientific team carefully considers the safety, speed and cost of each project. The Development Center uses small-scale (25L and 50L) equipment to pilot plant size reactors to replicate processes which assists in evaluations and seamless technology transfer. With safety a primary consideration, the hazard evaluation laboratory enables us to analyze each process before it is scaled up in the pilot plant. Equipment in the hazard evaluation laboratory includes RC1 calorimeters, ARC and vent sizing equipment, DSC and other standard hazard evaluation equipment.

     In addition to assisting customers with early-stage molecule design and development, the Development Center can also produce clinical trial material quantities. These quantities are produced in the Development Center's pilot plant, which allows for rapid scale-up from 50-1000 kilograms under cGMP conditions.

     The following table sets forth the number of projects worked on in the Development Center during the past three years and the number of those projects which incorporated our proprietary technology:

                                        1996            1997          1998
                                        -----           -----         -----
Projects (1)                              67              53            48
Projects with ChiRex
 technologies (1)                         18              22            24
Percentage of projects
 with ChiRex
 technologies (1)                       26.9%           41.5%         50.0%

_________

(1)  A project can span more than one fiscal year.

     Of the projects that include our proprietary technologies, the following table sets forth the number of projects sponsored by customers or by us:

                                     1996         1997        1998
                                     ----         ----        ----
Customer sponsored                     10           15          12
ChiRex sponsored                        8            7          12
                                     ----         ----        ----
Total projects with ChiRex
  technologies                         18           22          24
                                     ====         ====        ====


     The projects in the Development Center generated revenues for the years ended December 31, 1996, 1997 and 1998 as follows (dollars in thousands):

                                     1996         1997        1998
                                    -----         ----       -----
Product development revenues        $3,143     $10,566     $12,947
 (1) (2)
Percentage of total revenues          3.5%       11.2%       10.8%

_________

(1) The revenue on a particular project may be recognized over more than one fiscal year.

(2) Excludes a product that was manufactured in our pilot plant but in sufficient quantities to be treated as a commercial product.

Manufacturing Facilities

     We have two cGMP facilities, one in Dudley, England, and the other in Annan, Scotland. Our manufacturing facilities specialize in the scale-up and commercial manufacture of intermediates and pharmaceutical active ingredients under cGMP guidelines. Whether we design the initial synthesis or evaluate and adapt a customer's process to our regulatory and efficiency standards, we produce intermediates and pharmaceutical active ingredients in a highly-regulated environment. Our facilities and processes used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and must pass inspections by the FDA. We also support the commercial production process with regulatory support, including NDA and drug master file assistance.

     The Dudley facility specializes in the scale-up and commercial-scale production of intermediates and final products. The facility is located on 45 acres and consists of a former Sterling Winthrop facility with a production capacity of 650 cubic meters (over 160,000 gallons). There are three main production buildings at the Dudley site which have a variety of advanced equipment to provide a flexible FDA-inspected, cGMP and ISO 9002 certified manufacturing base. Two of the buildings provide flexible, multi-process facilities (including a segregated bulk pharmaceutical purification suite fitted with reactors, isolation and finishing equipment) capable of performing an extensive range of chemical transformations. The third building is a plant that was dedicated to the manufacture of acetaminophen and will be demolished to allow for future capacity expansion.

     The Annan facility, one of the world's best-equipped cGMP facilities, specializes in the production of bulk pharmaceutical active ingredients. The facility is located on a 154-acre site and was a former Glaxo Wellcome facility. The site encompasses three main production buildings. Two of the production buildings, operated as a unit since 1980 to produce large volumes of an anti-hypertensive drug, have been extensively remodeled since acquired in the fall of 1997 at a cost of $30.0 million to accommodate multiple products. Special features of these buildings include a computerized process control system, a single fluid heat transfer system and a totally enclosed plant with bulk handling systems (for both powders and liquids) to ensure safe processing of chemicals and solvents. The third building, built in 1990 at a cost of $60.0 million, comprises nearly half the site capacity and is available for future contract manufacturing demand.


PRODUCT PORTFOLIO

Commercial Products

     We currently manufacture in excess of 50 products on a commercial scale. Approximately 86% of our product portfolio is pharmaceutical products with the remaining 14% consisting of fragrance and flavor, agrichemical and polymer products. Nearly all of the products produced or under development by us are governed by secrecy agreements which contain, among other things, restrictions on the disclosure of the customer, the product and the therapeutic indication. Our customers' pharmaceutical products are used in the treatment of, among others, cancer, cardiovascular disease, AIDS, urinary tract infections and high cholesterol.

Development Products

     We and our predecessors have over 30 years of experience collaborating with pharmaceutical companies on the process development of new pharmaceutical products. We manufacture development products upon the specific request of a particular customer. Our work in the development stage of our customers' products provides a strong foundation for securing supply arrangements for full-scale manufacturing upon commercialization. Products are no longer considered development products when they are produced by us on a commercial scale.

     We provide development and pilot-scale manufacturing services for our pharmaceutical customers. The following table sets forth 40 products in our development pipeline which we believe have significant revenue potential. Twenty-two of these products are produced at pilot-scale and had revenues associated with them in the year ended December 31, 1998. Twenty-three of these products incorporate chiral technologies, of which 21 use our proprietary technologies. The remaining products are at an earlier stage in the development cycle. We believe that the opening of the CTC will increase the number of products under development.

                        Number of
 Development Phase of    Company
       Drug(a)          Products              Representative Indications
       -------          ---------             --------------------------
Commercial(b)........       19       AIDS, Hypertension, Central Nervous
                                     System Disorder, Diabetes and Allergies
Phase III............        7       Cancer, Pancreatitis, Asthma, Migraine

Phase II.............        8       Cancer and Antivirals

Preclinical/Phase I/
  Unknown............        6       Various

 _______________
(a)  Based on customer provided or publicly available information.
(b) These products have either been approved or are being produced on a commercial scale by manufacturers other than us.


MANUFACTURING AND PROCESS DEVELOPMENT TECHNOLOGY

     We have developed expertise in the large-scale operation of many classical chemical transformation technologies and have the exclusive right to use our proprietary technologies in a defined field on a perpetual basis. Our proprietary technologies consist of proprietary synthesis and separation technologies used in the manufacture of single-isomer products. The cost and time of pharmaceutical product development has become significantly greater for compounds developed as racemic mixtures as compared to single-isomer chemicals, creating a demand for new processes and process technologies that can produce single-isomer drugs quickly, efficiently and economically.

     We have approximately 45 U.S. patents and several patent applications with respect to our proprietary technologies. In addition, we have accumulated experience in the effective management of the risks inherent in handling toxic or hazardous raw materials and products and in carrying out hazardous chemical reactions. Our expertise allows pharmaceutical companies to have complex multi-step procedures carried out at a single site, which increases the ability of such companies to maintain confidentiality, product supervision and management.

     Our proprietary technologies consist of a broad platform of asymmetric synthesis and resolution technologies, which we believe provide multiple manufacturing routes to produce single-isomer chiral pharmaceutical intermediates and active ingredients. We select the most appropriate technology for a particular application based on several factors, including the cost of any required catalyst and the availability and cost of the starting materials. The following table summarizes certain aspects of our proprietary technologies:

                                                                      METHOD OF
         TECHNOLOGY                   USE              PHASE         MANUFACTURE
        ------------                 ----             ------         -----------
Kinetic Resolution........... Catalytic ring        Commercial   Asymmetic Synthesis
                              opening of epoxides
                              to make chiral
                              epoxides and diols
Asymmetric dihydroxylation... Catalytic             Commercial   Asymmetic Synthesis
                              asymmetric reaction
                              to make chiral
                              diols using
                              Sharpless catalyst
Asymmetric epoxidation....... Catalytic             Commercial   Asymmetric Synthesis
                              oxidation to make
                              chiral epoxides
                              using Jacobsen
                              catalyst

Enzymatic resolution........  Enzymatic             Commercial   Enzymatic Resolution
                              biotransformation
Diastereomeric
  crystallization...........  Resolution by         Commercial   Chemical Resolution
                              crystallization
Asymmetric reduction........  Catalytic reduction   Laboratory   Asymmetric Synthesis
                              to make chiral
                              alcohols
Metal-Catalyzed Aromatic      Manufacture of        Laboratory   Aromatic Coupling
  Carbon-Heteroatom           aromatic amines,
  Bonding-Forming             indoles and
  Technologies (ABT)........  diphenyl ethers

     Single-isomer chiral chemicals are generally manufactured by asymmetric synthesis or resolution. In asymmetric synthesis, the single-isomer form of the drug or intermediate is synthesized directly from a precursor compound that is achiral. With resolution, the single-isomer is separated from a racemic mixture. Asymmetric synthesis is often the preferred method of producing single-isomer drugs or intermediates due to potential higher attainable yields. Due to the technical challenges of developing a cost-effective process, however, there are few asymmetric synthesis processes used at commercial scale.

     We continue to improve our technology position through significant research and development expenditures, licensing third party technology and by maintaining close relationships with our Scientific Advisory Board and institutional research partners.

     On January 1997, we entered into an exclusive license agreement with Harvard University for the application of kinetic resolution technology to a wide range of pharmaceutical products. Kinetic resolution is a new technology developed by Professor Eric N. Jacobsen, a member of our Board of Directors and Scientific Advisory Board, which enables us to produce single-isomer pharmaceutical chiral intermediates using more cost-effective processes than others currently available. We believe that this technology has significant commercial potential, including the production of drugs for the treatment of asthma, arthritis, cardiovascular disease, AIDS, cancer and hepatitis. In May 1998, we also entered into an exclusive license agreement with the MIT for the metal-catalyzed aromatic carbon-heteroatom bond forming technologies discovered by Professor Stephen Buchwald of MIT. We believe that these technologies can reduce the complexity and cost of manufacturing certain aryl and heterocyclic intermediates, which are core building blocks for both existing and emerging pharmaceuticals, and thus extend the range of products we can manufacture at a competitive advantage.

     In support of our technologies, we maintain a state-of-the-art hazards evaluation laboratory where operating hazards are identified and safe operating parameters established for all processes before they are carried out in the pilot plant. The pilot plant is then used to confirm the safe operation of the process and evaluate scale-up parameters before moving to full-scale operation. In addition, we have accumulated extensive in-house experience in the development and application of microprocessor control systems to control process hazards and improve the reproducibility of process performance and product quality.


PATENTS AND PROPRIETARY TECHNOLOGY

     Our proprietary rights with respect to our products and processes are generally protected only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We currently have the perpetual, exclusive and royalty-free right and license to use and practice our proprietary technologies on a worldwide basis in a defined field. Our principal patents expire at various times beginning in 2005. Some of our technology remains uncovered by any patent or patent application. In addition, we have ongoing research efforts and expect to seek additional patents in the future covering patentable results of such research. We cannot assure you that any pending patent applications we file will result in patents being issued, or that any patents or licenses:

     .    will protect us against competitors with similar technologies;

     .    will not be infringed upon or designed around by others;

     . will not be challenged by others and held to be invalid or unenforceable; or

     . will not be terminated by a licensor pursuant to various terms in such licenses or due to any breach.

     In the absence of patent protection, our business may be adversely affected by competitors who independently develop substantially equivalent technology.

     There may be third-party patents relating to technology we use. We may need to acquire licenses to, or to contest the validity of, any such patents. Defending any claim that we are infringing a third-party patent would most likely prove costly, and any such claim could adversely affect us until the claim is resolved. Furthermore, any such dispute could result in a rejection of our patent applications or the invalidation of our patents. We cannot assure you that we could obtain any licenses required under such patents on acceptable terms or that we would prevail in any litigation involving such patents. Any of the foregoing negative results could have a material adverse effect on us and our results of operations.

     We use our own proprietary technology, including technology that may not be patented or patentable. We seek to protect our proprietary technology through, among other things, confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise be disclosed to, or discovered by, our competitors. In addition, we cannot assure you that these collaborators, advisors, employees and consultants will not claim rights to intellectual property arising out of their research.


SALES AND MARKETING, CUSTOMERS

     We market the majority of our products directly to pharmaceutical and other life science companies. An important component of our strategy is to pursue long-term supply relationships with selected major customers. We employ sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our research and development personnel.

     We have initiated the implementation of a new product management approach by shifting from a departmental to a product management philosophy. This approach is a departure from the traditional plant management focus and involves organizing the our activities around products instead of facilities. First, this new approach will improve accountability to customers by vesting ultimate authority for every product with a single person, or product manager, at our company. Second, we will realign our product strategy to parallel our customers' business activities, thus facilitating communication and cooperation during the production process, and thereby reducing a particular product's time to market. Third, we will reduce overall product complexity by focusing on products that play to our chemistry strengths, such as complex multi-stage synthesis of complex molecules. Fourth, we will select products based on the potential for application of our proprietary process technologies. To facilitate this focus on product management, we are implementing a more formalized product evaluation process, including a review of potential new products by a committee involving senior marketing, manufacturing and technology staff.

     As part of our ongoing commercial development efforts, we maintain a presence at important international trade shows and host a bi-annual international technical symposium to which selected senior representatives and executives of the research and development organizations of major pharmaceutical companies are invited. In addition, our technical and marketing personnel present papers at symposia on a regular basis.

     We are dependent on a small number of customers. In 1998, our three largest customers accounted for approximately 85% of total revenues. Glaxo Wellcome p1c, Sanofi S.A. and Rohm and Haas Company accounted for approximately 57%, 16% and 12%, respectively, of our 1998 revenues. We will continue to rely on a limited number of customers, particularly Glaxo Wellcome, as well as a limited number of products for a great deal of our revenues. In addition, we expect that over the next five years an even higher percentage of our total revenues will come from our sales to Glaxo Wellcome under our supply agreement with Glaxo Wellcome. The loss of one or more of these customers could have a material adverse effect on our business. In particular, while our supply agreement with Glaxo Wellcome contains certain provisions for renewal, we cannot assure you that the contract will be renewed. Our customers may also be susceptible to adverse effects on their own businesses due to changes in government regulation, including those regarding he alth care reform.


CONTRACTS

     We conduct business on both a purchase order basis and a formal contract basis. Where we conduct business on a formal contract basis, we have entered into a variety of contractual arrangements with our customers, on both a fixed price and a cost plus basis. In cases where the contracts are fixed price, we bear the cost of overruns but benefit if the costs are lower than anticipated. In cases where the contracts are on a cost plus basis, we are guaranteed reimbursement for our actual costs of performance and an agreed upon profit, with certain exceptions.

     Contracts may have terms ranging from a few months to several years depending upon the nature of the work being performed and the approval status of the product in question. Some of our contracts are terminable by our customer upon notice. Contracts may also be terminated for a variety of reasons including unexpected or undesired results of the product, the failure of a product to satisfy safety requirements, the failure of a product to gain regulatory approval or a party's failure to properly discharge its obligations under such agreement.


ENVIRONMENTAL REGULATION

     Our manufacturing and research and development processes involve the controlled use of hazardous materials. We are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products in the United Kingdom and United States. In the event of contamination or injury from hazardous materials, we could be held liable for any resulting damages and any such liability could exceed our resources.

     Dudley, England Facility

     Our manufacturing plant in Dudley, England, is subject to the U.K. Environmental Protection Act 1990 ("EPA 1990"), which requires authorizations for any industrial air and certain water discharges and solid waste disposal. The individual authorizations are contained within several Integrated Pollution Control ("IPC") authorizations under the 1991 Environmental Protection Regulations adopted pursuant to the EPA 1990. Our IPC authorizations for the Dudley facility are administered by the U.K.'s Environment Agency ("EA"). In addition, the Dudley plant is also subject to the U.K. Water Resources Act 1991 ("WRA") governing the discharge of liquid waste, and the U.K. Water Industry Act 1991 ("WIA") governing discharges to sewers.

          We believe we are in compliance in all material respects with our IPC authorization conditions, limitations and compliance schedules for Dudley. We possess "envelope" authorizations for our air pollutant emissions, which enable us to alter our production lines and processes to a degree without seeking additional authorizations. We have committed ourselves in a plan submitted to the EA to implement certain air pollution emission reduction programs.

          We have a consent to discharge our process waste water in Dudley, following treatment in our biological waste water pretreatment plant, into local sewers for further treatment by the company that owns and operates the local area wastewater treatment facility, which discharges its effluent to the River Tyne. Northumbrian Water ("NW") is the local sewer operator and the EA is the governmental regulatory body responsible for the regulation of NW and the country's rivers. In the past, we have had periodic difficulties in meeting our consent limits and ends for suspended solids in waste water. During 1996, we reached agreement with NW which resulted in a relaxation of the consent limit for suspended solids. We also made certain capital improvements to our biological waste water treatment plant, and it is now consistently in compliance with the consent limit. If the consent limit is exceeded, the plant must adhere to certain notice and corrective action procedures. This compliance program was developed in consultation with and has received the approval of the EA.

          Since the initial public offering, we have reached agreement with NW and the EA on a set of contingency measures that would be taken in the event our biological pretreatment plant in Dudley experienced a treatment upset or, due to malfunction or other failure had to be bypassed for a period of time. The procedures are designed to minimize the impact of such occurrences while allowing us to continue our production operations, which in the absence of such agreed procedures, would have been subject to potential shutdown.

          The Environment Act 1995 ("1995 Act") imposes strict, retroactive cleanup liability on persons responsible for creating or contributing to contaminated sites. Landowners are presumptively liable under this statute for conditions existing on their property where a different responsible party can not be found. We believe that the limited areas of subsurface contamination presently known to exist at the Dudley site are confined and will not give rise to liability under the 1995 Act.

     Annan, Scotland Facility

          Our manufacturing plant in Annan, Scotland, is also subject to the EPA 1990 and the 1995 Act. Our IPC authorizations for Annan are administered by the Scottish Environmental Protection Agency ("SEPA"). In addition, the facility is also subject to the Sewerage (Scotland) Act 1968 and the Control of Pollution Act 1974 providing for the regulation of trade or sewage effluent to streams and other inland waters, as well as certain provisions of The Rivers (Prevention of Pollution) (Scotland) Acts 1951 and 1965.

          We possess certain IPC authorizations covering existing products at the Annan site. In addition we are in the process of obtaining from SEPA additional IPC Envelope authorizations which will give us the flexibility to introduce new products in the future without the need to seek further authorizations. The first of these authorizations has been granted, the second will be granted by end of the first quarter in 1999 and the last is scheduled to be in place by end of the third quarter in 1999. Phase I of the environmental improvement program for the site incinerator, involving burner modifications, was completed during the fourth quarter of 1998. Phase II, involving installation of a bag-house filter to manage particulate emissions, is underway and scheduled for completion by the end of the second quarter 1999. The program to reduce volatile organic compound emissions by installing new vacuum pumps and scrubbers is also underway and scheduled for completion by end of the second quarter in 1999.

          An oil spill following the off-loading of a road tanker occurred on the Annan site in 1992 when Glaxo Wellcome plc owned the facility. Actions to control the oil spill were taken at such time. However, sporadic problems have been encountered since such spill, involving the appearance of fuel in the site's drainage system. To address this issue, we have applied for permission to install a land drainage interceptor to capture minor residual oil before it can enter any waterways or the land drainage system. Under the Asset Purchase Agreement between us and Glaxo Wellcome, Glaxo is responsible for remediation costs relating to such oil spill and has agreed to provide us with certain indemnities in the event of governmental and other claims. Installation of the interceptor is expected to be complete by end of the third quarter in 1999.

     We cannot assure you that we will not be required to incur future expenditures for environmental compliance and control at our facilities. Such costs, and other unanticipated costs of compliance with environmental laws and regulations in the future, could have a material adverse effect on our results of operations.


OTHER GOVERNMENTAL REGULATION

     Our operations, as well as those of our customers, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. In particular, we are required to adhere to applicable FDA regulations for cGMP, including extensive record keeping and reporting and periodic inspections of our manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. The concept of cGMP encompasses all aspects of the production process and involves changing and evolving standards. Consequently, continuing compliance with cGMP is a particularly difficult part of regulatory compliance, especially since the FCA and certain other analogous international governmental agencies have increased the number of regular inspections to determine compliance. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

     We are subject to environmental, labor, health and workplace safety regulation pursuant to a variety of national and local legislation in the United Kingdom, including the Health and Safety at Work Act 1974, which requires management to take all reasonably practicable steps to ensure the safety of its employees, visitors and other parties who may be affected by acts and omissions of its employees. We are also subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and the Toxic Substances Control Act. In addition, numerous other domestic and foreign government regulations govern our company.

     The evolving and complex nature of regulatory requirements, the broad authority and discretion of governmental agencies, continuing studies involving the safety of currently marketed pharmaceutical products and the generally high level of regulatory oversight results in a continuing possibility that from time to time we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain compliance with regulatory requirements.

     In addition, compliance with governmental laws and regulations, including environmental laws and regulations, requires us to obtain permits issued by appropriate regulatory agencies. Permits generally require periodic renewal or review of their conditions, and public comment may be solicited in the permitting process. We cannot assure you that we will be able to obtain all necessary permits or renew all existing permits, or that material changes in permit conditions will not be imposed or that material public opposition will not surface. Failure to obtain or renew certain permits could result in the shutdown of our facilities, the imposition of significant fines or require us to incur significant expenditures to comply with the law.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Substantially all of our operations are conducted outside the United States. We operate two manufacturing facilities in the United Kingdom, where substantially all of our employees are located. For 1996, 1997 and 1998, net sales of our products outside the United States totaled approximately $73 million, $93 million and $119 million, representing 98%,

99% and 99%, respectively, of our net sales for those periods. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks and imposition or increase of investment and other restrictions by foreign governments. Because substantially all of our revenues and expenses are denominated in Pounds Sterling, our revenues, cash flows and earnings are directly and materially affected by fluctuations in the exchange rate between the Pound Sterling and the U.S. Dollar. These risks could have a material adverse effect on our business and operating results.

EMPLOYEES

     As of December 31, 1998, we had 630 full-time employees. Three hundred and eighty-six of our full time employees are unionized. We believe our labor relations are satisfactory.

LEGAL PROCEEDINGS

     We are involved in various legal proceedings incidental to the conduct of its business. While it is not possible to determine the ultimate disposition of these proceedings, we believe that the outcome of such proceedings will not have a material adverse effect on our financial position or results of operations.

RISK FACTORS

The following is a description of certain risks that our company faces. This list is not exhaustive: additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Product Development Risks; Dependence on Others

     Part of our business strategy involves collaborating with our customers in the early stage of product development. This enables us to establish long-term relationships for the manufacture of these products upon their commercialization. We currently collaborate with customers on a substantial number of development products, the majority of which are currently in clinical trials. Our success depends in large part on the following factors:

     . the commercial viability of new pharmaceutical and life science products being developed by our customers

     .    our customers' willingness to attempt to commercialize such products

     . the ability of our pharmaceutical and life science customers to conduct clinical trials, obtain required regulatory approvals and successfully market such products.

     In particular, the marketing and sale of pharmaceutical products in the United States will require FDA approvals and will require similar approvals in foreign countries. To obtain such approvals, the safety and efficacy of these products must be demonstrated through human clinical trials which, if permitted, can take several years. We cannot assure you that any of these products will be safe or efficacious. Each stage in the development of these products can require substantial investment and take a long time without any assurance as to the commercial viability of these products, the absence of competing drugs or alternative therapies. We cannot assure you that our product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, that products can be manufactured at an acceptable cost and with appropriate quality, that any products, if approved, can be successfully marketed or that our customers will commercialize such products.

Dependence on Key Customers and Products

     We are dependent on a small number of customers. In 1998, our three largest customers accounted for approximately 85% of total revenues. Glaxo Wellcome plc, Sanofi S.A. and Rohm and Haas Company accounted for approximately 57%, 16% and 12%, respectively, of our 1998 revenues. We will continue to rely on a limited number of customers, particularly Glaxo Wellcome, as well as a limited number of products for a great deal of our revenues. In addition, we expect that over the next five years an even higher percentage of our total revenues will come from our sales to Glaxo Wellcome under our supply agreement with Glaxo Wellcome. The loss of one or more of these customers could have a material adverse effect on our business. In particular, while our supply agreement with Glaxo Wellcome contains provisions for renewal, we cannot assure you that the contract will be renewed. Our customers may also be susceptible to adverse effects on their own businesses due to changes in government regulation, including those regarding health care reform. See "Business--Relationship with Glaxo Wellcome."

Risks Associated With Operating Facilities

     Many factors, such as production disruptions, industrial accidents, environmental hazards, technical difficulties or equipment failures, labor disputes, late delivery of supplies, and periodic or extended interruptions due to inclement or hazardous weather conditions, fires, explosions or other accidents or acts of force majeure, could cause serious operational problems at the Annan and Dudley Facilities and at the CTC. These events could damage or destroy the Annan or Dudley facility or the CTC, cause personal injury, environmental damage, delays in productions, or result in financial losses and legal liability. Any prolonged downtime or shutdowns of the Annan or Dudley facilities or the CTC could have a material adverse effect on our business, results of operations, financial conditions or prospects.

Competition

     We operate in an extremely competitive environment. Many of our competitors are major chemical, pharmaceutical, and process research and development companies, including a number of our own customers, that have much greater financial resources, technical skills and marketing experience than we do. Our competitive market is characterized by extensive research efforts and rapid technological progress. We expect new developments to continue, and we cannot assure you that discoveries by our competitors will not render our research and development, our technologies or our potential products obsolete or noncompetitive. Competition may grow more intense as industry-wide technological progress accelerates and more money is invested in these fields.

     Competition in our market is based upon reputation, service, manufacturing capability and expertise, price and reliability of supply. We cannot assure you that we will be successful in obtaining customer contracts on commercially favorable terms, if at all. Furthermore, our success depends to a significant extent on our ability to provide manufacturing services to potential customers at an early stage of product development. We cannot assure you that we will be successful in such efforts. In addition, we may not be able to attract and retain experienced management and technical personnel.

Dependence on Key Personnel

     We are highly dependent on some of the key members of our senior management and scientific staff, including, in particular, Michael A. Griffith, Chairman of the Board and Chief Executive Officer, Frank J. Wright, Executive Vice President, Corporate Development, and Eric N. Jacobson, the Scientific Director of the CTC on a consultancy basis and a member of the Board of Directors. We cannot assure you that we will be able to retain such personnel. The loss of one or more members of our senior management or scientific staff could have a material adverse effect on our business, results of operations, financial conditions or prospects.

Environmental Risks; Hazardous Materials

     Our manufacturing and research and development processes involve the controlled use of hazardous materials. We are subject to laws and regulations in the United Kingdom and the United States governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. In the event of contamination or injury from hazardous materials, we could be held liable for any damages that result. Our liability for these damages could exceed our resources. In addition, we may have to incur significant costs to comply with environmental laws and regulations in the future. Any environmental regulatory action taken by U.K. or U.S. environmental authorities causing the temporary cessation of production operations at the Dudley or Annan facilities or at the CTC could have a material adverse effect on our results of operations. Maintaining our permitted effluent discharge limits and implementing air emission improvement programs acceptable to the regulatory authorities may also prove costly. These programs may require significant ongoing capital expenditures in an amount greater than we currently anticipate, which could have a material adverse effect on our results of operations.

Comprehensive Governmental Regulation

     Our operations, as well as those of our customers, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. In particular, we are required to adhere to applicable FDA regulations for cGMP, including extensive record keeping and reporting and periodic inspections of our manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. The concept of cGMP encompasses all aspects of the production process and involves changing and evolving standards. Consequently, continuing compliance with cGMP is a particularly difficult part of regulatory compliance. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing emissions control, laboratory procedures and the handling of hazardous materials. Any violation of, and cost of compliance with, these laws and regulations could adversely affect our operations.

     Governmental laws and regulations, including environmental laws and regulations, require us to obtain permits from appropriate regulatory agencies to continue to operate our manufacturing facilities. These permits generally require periodic renewal or review of their conditions, and public comment may be solicited in the permitting process. We cannot assure you that we will be able to obtain all necessary permits or renew all existing permits, or that material changes in permit conditions will not be imposed or that material public opposition will not surface. Failure to obtain or renew certain permits could result in the shutdown of our facilities or the imposition of significant fines, each of which would have a material adverse effect on our business and results of operations. See "--Environmental Risks; Hazardous Materials," "Environmental Regulation" and "Other Governmental
Regulation."

Patents and Proprietary Technology

     Our proprietary rights with respect to our products and processes are generally protected only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We currently have the perpetual, exclusive and royalty-free right and license to use and practice the our proprietary technologies on a worldwide basis in a defined field. Our principal patents expire at various times beginning in 2005. Some of our technology remains uncovered by any patent or patent application. In addition, we have ongoing research efforts and expect to seek additional patents in the future covering patentable results of such research. We cannot assure you that any pending patent applications we file will result in patents being issued, or that any patents or licenses:

     .    will protect us against competitors with similar technologies;

     .    will not be infringed upon or designed around by others;

     . will not be challenged by others and held to be invalid or unenforceable; or

     . will not be terminated by a licensor pursuant to various terms in such licenses or due to any breach.

     In the absence of patent protection, our business may be adversely affected by competitors who independently develop substantially equivalent technology.

     There may be third-party patents relating to technology we use. We may need to acquire licenses to, or to contest the validity of, any such patents. Defending any claim that we are infringing a third-party patent would most likely prove costly, and any such claim could adversely affect us until the claim is resolved. Furthermore, any such dispute could result in a rejection of our patent applications or the invalidation of our patents. We cannot assure you that we could obtain any licenses required under such patents on acceptable terms or that we would prevail in any litigation involving such patents. Any of the foregoing negative results could have a material adverse effect on us and our results of operations.

     We use our own proprietary technology, including technology that may not be patented or patentable. We seek to protect our proprietary technology through, among other things, confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise be disclosed to, or discovered by, our competitors. In addition, we cannot assure you that these collaborators, advisors, employees and consultants will not claim rights to intellectual property arising out of their research.

Product Liability Risks; Lack of Insurance

     Our business exposes us to product liability risks inherent in the testing, manufacturing and marketing of pharmaceuticals and life science products. We have limited product liability insurance coverage, and we cannot assure you that we will be able to obtain further product liability insurance on acceptable terms or that our current or future insurance will provide adequate coverage against any or all potential claims. In addition, we have no clinical trial liability insurance.

Significant Risks Relating to International Operations; Currency Fluctuations; Introduction of the Euro

     Substantially all of our operations are conducted outside the United States. We operate two manufacturing facilities in the United Kingdom, where substantially all of our employees are located. For 1996, 1997 and 1998, net sales of our products outside the United States totaled approximately $73 million, $93 million and $119 million, representing 98%, 99% and 99%, respectively, of our net sales for those periods. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks and imposition or increase of investment and other restrictions by foreign governments. Because substantially all of our revenues and expenses are denominated in Pounds Sterling, our revenues, cash flows and earnings are directly and materially affected by fluctuations in the exchange rate between the Pound Sterling and the U.S. Dollar. These risks could have a material adverse effect on our business and operating results.

     As of January 1, 1999 the Euro replaced some of the currencies of the member states of the European Union, including countries in which we market our products. We cannot assure you that the introduction of the Euro will not increase the volatility of Pounds Sterling exchange rates or result in the future appreciation of Pounds Sterling, which could, in either case, adversely affect our results of operations. It is possible that under certain circumstances the United Kingdom may participate in the European Monetary Union at a later date. If the United Kingdom were to participate in the European monetary union, the Pound Sterling will be replaced by the Euro.

Year 2000 Issue

     We have worked internally to identify and resolve any "year 2000" compliance issues. We have also engaged external resources, including hiring an independent consulting firm. We intend to purchase necessary computer software and upgrades to become year 2000 compliant.

     To ensure year 2000 compliance, we will develop comprehensive testing procedures once necessary software and equipment have been installed. We are implementing a year 2000 compliant management information system at our Annan facility in connection with our business plans for this location. We plan to implement these systems at our other locations, including the Dudley facility, in 1999. We expect to spend approximately $7.1 million on year 2000 compliant systems and equipment, and will expense these costs in accordance with current accounting guidance.

     We believe that the management information systems at two of the three production facilities at Annan are year 2000 compliant. At present, we do not utilize the third production facility at Annan. If we do begin operations at this third facility, we expect to spend approximately $1.0 million upgrading the facility's computer systems and applications. We will expense these costs in accordance with current accounting guidance.

     We have contingency plans in place for all our major computer systems and applications. These plans include manual capability of certain business areas, if necessary, and the controlled shutdown and start-up of the manufacturing plant for a minimum period of days during the date change. The approach, methodology, plan and contingencies for our internal processes have been reviewed by our independent computer consultant and are subject to further development and testing. Our contingency plans for external factors, such as supply of raw materials, access to funds and potential utility disruption, are at a preliminary stage and require further development.

     However, we cannot assure you that all year 2000 compliance issues will be resolved without any future disruption or that we will not incur significant additional expense. In addition, if some of our major suppliers and customers fail to address their own year 2000 compliance issues, their non-compliance could have a material adverse effect on us and our operations.

Anti-Takeover Effects of Certain Charter and by-Law Provisions and Delaware Law; Rights Plan

     Certain provisions of our Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law may have the effect of delaying or preventing changes in control or management of our company, which could adversely affect the market price of our Common Stock. These provisions include:

          (1) a board divided into three classes, each of which serves for a staggered three-year term;

          (2) provisions restricting the removal of directors, the filling of board vacancies and the taking of stockholder action;

          (3)  advance notice provisions with respect to shareholder proposals;
               and

          (4) the authority of our Board of Directors to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders.

The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder.

     In addition, the Board of Directors has adopted a Rights Plan, which may render an unsolicited takeover of our company more difficult or less likely to occur or might prevent such a takeover, even though such takeover may offer our stockholders the opportunity to sell their stock at a price above the prevailing market rate and may be favored by a majority of our stockholders. The Rights Plan could adversely affect the market price of the Common Stock.


Potential Volatility of Stock Price

     The market price of the shares of our Common Stock, like that of the common stock of many other pharmaceutical and chemical companies, may be highly volatile. Factors such as announcements of technological innovations or new commercial products by us or our competitors, disclosure of results of clinical testing or regulatory proceedings, developments in our relationships with our customers, FDA announcements, FDA and other governmental regulation and approvals, developments in patent or other proprietary rights, public concern as to the safety of products developed by us and general market conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many pharmaceutical and chemical companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

ITEM 2. PROPERTIES

     Our corporate offices are located in Stamford, Connecticut, and our new Technology Center is located in Boston, Massachusetts. Our production facilities are located in the United Kingdom.

                               LAND      SIZE
LOCATION            TILE      (ACRES)  (SQ.FT.)              USE
--------            ----      -------  --------              ---
Stamford, CT       Leased        --       4,500     Corporate Office

Boston, MA         Leased        --      11,000     Technology Center

Dudley, England    Owned         45     443,108     Manufacturing, Warehousing,
                                                    Offices

Annan, Scotland    Owned        154     158,446     Manufacturing, Warehousing,
                                                    Offices


ITEM 3. LEGAL PROCEEDINGS

     We are involved in various legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of these proceedings, we believe that the outcome of such proceedings will not have a material adverse effect on our financial position or results of operation.

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

1997:                                                         HIGH         LOW
-----                                                         ----         ---
First Quarter............................................... $13.25      $ 9.50
Second Quarter..............................................  12.75        9.88
Third Quarter...............................................  25.50       11.63
Fourth Quarter..............................................  26.25       16.63

1998:                                                         HIGH         LOW
-----                                                         ----         ---

First Quarter............................................... $19.31      $11.63
Second Quarter..............................................  23.25       14.19
Third Quarter...............................................  19.00        9.75
Fourth Quarter..............................................  21.38       10.50

On February 23, 1999, the last reported sale price of the Common Stock as reported by Nasdaq was $22.00. As of February 23, 1999, there were approximately 5,900 holders of record of the Common Stock.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data of our company as of December 31, 1994 and 1995 and for the years then ended have been derived from the financial statements of our company which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected historical financial data for our company as of December 31, 1996, 1997 and 1998 and for the years then ended, have been derived from the financial statements of our company which are incorporated by reference elsewhere in this document and which have been audited by

Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  CHIREX INC.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                       1994         1995         1996        1997        1998
                                                                       ----         ----         ----        ----        ----
                                                                         (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...........................................................  $ 1,810       $ 2,754     $ 74,615    $ 94,100    $119,663
Cost and expenses: Cost of goods sold..............................      814         1,715       56,508      71,440      87,876
Research and development...........................................    2,343           595        3,517       3,937       4,389
Selling, general and administrative................................    1,964         2,099        7,952       9,423      12,622
Goodwill amortization..............................................        -             -          924       1,164       1,164
Restructuring and other expense, net of proceeds
   from disposition of acetaminophen business in 1997..............        -             -        5,611       8,069       3,242

Write-off of in-process research and development...................        -             -        5,790           -           -
                                                                     -------       -------     --------    --------    --------
   Total operating expenses........................................    5,121         4,409       80,302      94,033     109,293
                                                                     -------       -------     --------    --------    --------

Operating income (loss)............................................   (3,311)       (1,655)      (5,687)         67      10,370
Interest expense, net..............................................        -             -          755       1,052       5,829
Other expenses.....................................................        -           797            -           -           -
                                                                     -------       -------     --------    --------    --------
Income (loss) before income taxes..................................   (3,311)       (2,452)      (6,442)       (985)      4,541
(Provision) benefit for income taxes...............................        -             -       (1,867)        335      (2,373)
                                                                     -------       -------     --------    --------    --------

   Net income (loss)...............................................  $(3,3ll)      $(2,452)    $ (8,309)   $   (650)   $  2,168
                                                                     =======       =======     ========    ========    ========

Basic and diluted income
  (loss) per common share..........................................  $ (0.94)      $ (0.70)    $  (0.88)   $  (0.06)   $   0.18

                                                                       1994         1995         1996        1997        1998
                                                                       ----         ----         ----        ----        ----
BALANCE SHEET DATA (AS OF
 DECEMBER 31):
Cash...............................................................  $     -       $     1     $    291    $  5,347    $    128
Total assets.......................................................    1,873         2,692      130,806     203,067     238,538
Long-term debt.....................................................        -             -        3,933      69,675      76,544
Stockholders' equity...............................................    1,873         2,692       90,068      93,095      97,213

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis of results of operations and financial condition as set forth on pages 16 through 22 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of ChiRex Inc.


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of ChiRex Inc. included in ChiRex Inc.'s Form 10-K and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. ChiRex Inc's schedule of Valuation and Qualifying Accounts, included in Schedule II immediately below, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1999


     Financial statements and supplementary data as set forth on pages 23 through 45 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference. In addition, the following is included herein as Schedule II:

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                           CHARGED                      BALANCE
                            BALANCE        (CREDITED)TO                 AT END
                            BEGINNING      STATEMENTS OF                OF
                            OF PERIOD      OPERATIONS     DEDUCTIONS    PERIOD
                            ---------      ----------     ----------    ------
Allowance for doubtful
accounts
   1996...................  $   70,000     $  434,000    $(204,000)  $  300,000
   1997...................     300,000       (236,000)     (42,000)      22,000
   1998...................      22,000             --       (3,000)      19,000
Restructuring reserves
   1997...................  $       --     $1,272,150    $      --   $1,272,150
   1998...................   1,272,150             --     (172,150)   1,100,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information is hereby incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 19, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The required information is hereby incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is hereby incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 19, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON Form 8-K

(a) (1) Financial Statements. The following financial statements as set forth on pages 23 through 45 of the Registrant's 1998 Annual Report to Stockholders are incorporated herein by reference:

     -    Reports of Independent Public Accountants;
     -    Consolidated Balance Sheets as of December 31, 1997 and 1998;
     - Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998;
     - Consolidated Statements of Comprehensive Operations for the years ended December 31, 1996, 1997 and 1998;
     - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998;
     - Consolidated Statements of Stockholders' equity for the years ended December 31, 1996, 1997 and 1998; and
     -    Notes to Consolidated Financial Statements.

(a) (2) Financial Statement Schedule. Schedules have been omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K. In 1998 we filed the following Reports on Form 8-K:

     - On July 7, 1998, announcing the retirement of Alan R. Clark, as Chairman and Chief Executive Officer, and other management changes.

     - On September 1, 1998, announcing the appointment of Michael A. Griffith, as Chairman and Chief Executive Officer, and other management changes.

                                  CHIREX INC.
                               INDEX TO EXHIBITS
                                ITEM 14 (A) (3)

EXHIBIT NO.                   DESCRIPTION

2.1*           Agreement for the Sale and Purchase of the Entire Issued Share
               Capital of Sterling Organics Limited by and among Sanofi Winthrop
               Limited, Crossco (157) Limited and Sanofi, dated August 10, 1995.
2.2*           Contribution Agreement by and among the Registrant, SepraChem
               Inc. and the shareholders of Crossco (157) Limited listed on
               Schedule 1 attached thereto, dated February 7, 1996.
2.3*           Agreement and Plan of Merger by and among the Registrant,
               SepraChem, Sepracor, SepraChem. Merger Corporation, Roger B.
               Pettman and Certain Trusts Affiliated with Victor H. Wooley, dated as of February 6, 1996, as amended.
2.4+****       Asset Purchase Agreement between ChiRex Limited, ChiRex Inc. and
               Rhone Poulenc Chimie S.A.
2.5+*****      Asset Purchase Agreement between ChiRex Inc. and Glaxo Wellcome plc
3.1*           Certificate of Incorporation of the Registrant.
3.2***         Amended and Restated By-Laws of the Registrant.
4.1*           Specimen Certificate for Shares of Common Stock, $.01 par value, of the Registrant.
4.2*****       Facilities Agreement between ChiRex (Holdings) Limited and
               Bankers Trust Company.
4.3*****       Pledge Agreement between ChiRex Inc. and Bankers Trust Company.
4.4            Deeds of Accession to the Facilities Agreement by ChiRex America,
               Inc. and ChiRex Technologies Center, Inc., as Guarantors.
4.5            Amendment No. 3 dated February 19, 1999, to the Facilities
               Agreement.
10.1*          1995 Employee Stock Purchase Plan.
10.2***        1997 Stock Incentive Plan.
10.3*****      Amended and Restated 1995 Director Stock Option Plan.
10.4           Employment Agreement with Michael A. Griffith dated as of
               September 1, 1998.
10.5           Amended and Restated Employment Agreement with Frank J. Wright dated as of June 24, 1998 and Amendment No. 1 dated December 16,
               1998.
10.6           Amended and Restated Employment Agreement with Jon E. Tropsa dated as of April 15, 1998.
10.7           Employment Agreement with Ian D. Shott dated as of June 9, 1998.
10.8           Employment Agreement with Roger B. Pettman dated as of April 15,
               1998.
10.9           Amended and Restated Employment Agreement with David F. Raynor dated as of July 1, 1998.
10.10***       ChiRex Pension Scheme.
10.11+***      Supply Agreement dated as of January 21, 1997, between ChiRex
               Inc. and Cell Therapeutics, Inc.
10.12+***      License Agreement dated as of February 3, 1997, between ChiRex
               Inc. and President and Fellows of Harvard College.
10.13*         Contract Research Agreement by and between the Registrant and
               Sepracor, dated December 21, 1995.
10.14*         Contract Manufacturing Agreement by and between the Registrant and Sepracor, dated December 21, 1995.
10.15*         Technology Transfer and License Agreement by and between the
               Registrant and Sepracor, dated as of January 1, 1995.
10.16*         Corporate Services Agreement by and between the Registrant and
               Sepracor, dated December 21, 1995.
10.17*         Supply Agreement by and between the Registrant and Sepracor, dated December 21, 1995.

EXHIBIT                  DESCRIPTION
-------                  -----------

10.18*         Technology Development Agreement by and between SepraChem and
               Sandoz PhaLma Ltd., dated October 1, 1995.
10.19*         License Agreement by and between Sepracor and Massachusetts
               Institute of Technology, dated May 5, 1989.
10.20*         License Agreement by and between Sepracor and Massachusetts
               Institute of Technology, dated June 21, 1991.
10.21*         License Agreement by and between Sepracor and Research
               Corporation Technologies, Inc., dated March 13, 1991.
10.22*         License Agreement by and between Sepracor and Research
               Corporation Technologies, Inc., dated September 10, 1992.
10.23*         License Agreement by and between Sepracor and Tanabe Seiyaku Co.,
               Ltd., dated October 30, 1990.
10.24*         Toll Manufacturing Agreement by and between Sterling Organics and
               Rohm and Haas (UK) Limited, dated July 4, 1991.
10.25*         Toll Manufacturing Agreement by and between Sterling Organics and
               Rohm and Haas (UK) Limited, dated August 27, 1987.
10.26*         Supply Agreement by and between Sterling Organics and Sanofi
               Winthrop Limited and Sterling Winthrop, Inc. dated June 17, 1994.
10.27*         Supply Agreement by and between Sterling Organics and Sanofi
               S.A., dated August 10, 1995.
10.28*         Supply Agreement by and between Sterling Organics and Sanofi
               S.A., dated August 10, 1995.
10.29***       Sterling/Currency LIBOR Revolving Credit Facility between Midland
               Bank Plc and ChiRex (Holdings) Limited, executed as of August 10,
               1995.
10.30*         Procedural Joint Union Agreement by and between Sterling Organics and AEEU, dated July 7, 1975.
10.31*         House Agreement by and between Sterling Organics and AEEU, dated
               February 1976.
10.32*         Procedural Agreement by and between Sterling Organics and EESA, dated November 3, 1977.
10.33*         Agreement by and between Sterling Organics and ACTS, dated July
               19, 1978.
10.34*         Escrow Agreement by and between the Registrant, Roger B. Pettman and Broomes Secretarial Services Limited.
10.35*         Escrow Agreement by and between Alan R. Clark, David F. Raynor,
               John E. Weir, J. Graham Thorpe, Hugh F. Ford, William Riddell,
               Geoff B. Loxham, C. Lyn Chapple, David A. Routiedge and Broomes
               Secretarial Services Limited
10.36+*****    Supply Agreement between ChiRex Inc. and Glaxo Wellcome p1c.
10.37          Exclusive Licensing Agreement with Massachusetts Institute of
               Technology dated May 22, 1998.
10.38          Consulting Agreement with Eric N. Jacobsen dated as of October 1,
               1998.
10.39          Compromise Agreement with Alan R. Clark dated July 3, 1998.
10.40          Compromise Agreement with John Graham Thorpe dated June 24, 1998.
10.41          Compromise Agreement with John E. Weir dated July 1998.
10.42          Consulting Agreements dated as of April 18, 1998, with Elizabeth
               M. Greetham and W. Dieter Zander.
10.43          Assignment Agreements to ChiRex America, Inc. dated as of May 19,
               1998, of the License Agreements listed under Exhibits 10.19,
               10.20 and 10.22.
10.44          Amendment No. 3 dated as of May 19, 1998, to the Technology and
               Transfer Agreement.
10.45          Lease Agreement dated November 1, 1998, and Amendment to the
               Lease Agreement.
13             ChiRex Inc. 1998 Annual Report.
16**           Letter re Change in Certifying Accountant.
21             Subsidiaries of the Registrant.
23.1           Consent of Arthur Andersen LLP.

EXHIBIT                  DESCRIPTION
-------                  -----------

27             Financial Data Schedule

----------
* Incorporated by reference to the corresponding exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (File no. 33-80831).

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Stamford, Connecticut on this 24th day of February, 1999.

                                        CHIREX INC.


                                        By  /s/ Michael A. Griffith
                                          ------------------------------
                                          Michael A. Griffith
                                          Chairman and Chief Executive
                                          Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 24th day of February, 1999.

                 SIGNATURE                            TITLE

          /s/ Michael A. Griffith          Chairman of the Board of Directors
        ---------------------------        and Chief Executive Officer
            Michael A. Griffith            (Principal Executive Officer)


             /s/ Jon E. Tropsa             Vice President, Finance, and
        ---------------------------        Secretary Elect (Principal Financial
               Jon E. Tropsa               Officer)


              /s/ Eric Jacobsen            Director
        ---------------------------
                 Eric Jacobsen


               /s/ Dirk Detert             Director
        ---------------------------
                  Dirk Detert


           /s/ W. Dieter Zander            Director
        ---------------------------
              W. Dieter Zander