Form 10-Q
period 1999-03-31
CHIREX INC
filed 1999-04-29
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the quarterly period              Commission File Number 0-27698
          ended March 31, 1999

                                   CHIREX INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 04-3296309
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

           300 Atlantic Street
               Suite 402
          Stamford, Connecticut                            06901
 (Address of principle executive officer)                (Zip Code)

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


Yes  X    No
   -----    -----


Number of shares outstanding of the issuer's classes of common stock as of April 27, 1999



               Class                               Number of Shares Outstanding
--------------------------------------             ----------------------------
Common Stock, par value $.01 per share                        14,784,304

                                   CHIREX INC.

                                     INDEX


                                                                     Page Number
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets
                   December 31, 1998 and March 31, 1999                   3

                   Consolidated Statements of Operations
                   for the three months ended March 31, 1998 and 1999     4

                   Consolidated Statements of Comprehensive Operations
                   for the three months ended March 31, 1998 and 1999     4

                   Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1998 and 1999             5

                   Notes to Consolidated Interim Financial Statements     6


           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7


PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings                                     10

           Item 2. Changes in Securities and Use of Proceeds             10

           Item 3. Defaults Upon Senior Securities                       10

           Item 4. Submission of Matters to a Vote of Security Holders.  10

           Item 5. Other Information                                     10

           Item 6. Exhibits and Reports on Form 8-K                      10

           SIGNATURE                                                     11

          This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Forward-lookings statements are typically identified by the words "believe," "expect," "anticipate," "intent, "estimate," "plan" and similar expressions.

        Actual results could differ materially from those contemplated by these forward-looking statements as a result of factors ("Cautionary Statements") such as product development and market acceptance risks, product manufacturing risk, the impact of competitive products and pricing, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product non-approval or delays or post-approval reviews by the U.S. Food and Drug Administration or foreign regulatory authorities and those described under "Risk Factors" on page 26 of our Annual Report on Form 10-K for the year ended December 31, 1998.

        In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this Quarterly Report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. ChiRex does not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to ChiRex or persons acting on behalf of ChiRex are expressly qualified in their entirety by the Cautionary Statements.

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
                 (dollars in thousands except per-share amounts)

                                                                             December 31,          March 31,
                                                                                1998                 1999
                                                                            -------------        -------------
                                                                                                  (unaudited)
ASSETS

Current Assets:
      Cash                                                                         $ 128             $ 17,564
      Trade and other receivables                                                 16,285               20,099
      Inventories                                                                 32,295               30,205
      Other current assets                                                         4,012                6,440
                                                                            -------------        -------------
          Total current assets                                                    52,720               74,308
Property, plant and equipment, net                                               154,070              153,987
Intangible assets, net                                                            26,398               26,107
Other non-current assets                                                           5,350                3,772
                                                                            -------------        -------------
      Total assets                                                              $238,538             $258,174
                                                                            =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                          $ 15,123             $ 16,795
      Accrued expenses                                                            17,122               14,393
      Current portion of long-term debt                                           14,756               14,311
      Income taxes payable                                                           389                  629
                                                                            -------------        -------------
          Total current liabilities                                               47,390               46,128
Long-term debt                                                                    76,544               42,934
Deferred income taxes                                                             10,640               11,762
Capital lease obligation                                                               -                1,880
Deferred income                                                                    6,751                6,413
                                                                            -------------        -------------
      Total liabilities                                                          141,325              109,117
                                                                            -------------        -------------

Commitments and Contingencies

Stockholders' equity:
      Preferred stock ($0.01 par value, 4,000,000 authorized
          none issued and outstanding in 1998 and 1999)                                -                    -
      Common stock ($0.01 par value, 30,000,000 shares authorized,
          11,881,377 and 14,777,704 shares issued and outstanding on
          December 31, 1998 and March 31, 1999, respectively)                        119                  148
      Additional paid-in capital                                                 102,354              153,801
      Retained earnings                                                           (9,243)              (6,336)
      Cumulative translation adjustment                                            3,983                1,444
                                                                            -------------        -------------
          Total stockholders' equity                                              97,213              149,057
                                                                            =============        =============
      Total liabilities and stockholders' equity                                $238,538             $258,174
                                                                            =============        =============



The accompanying notes are an integral part of the consolidated financial statements.

                                                ChiRex Inc.
                                 Consolidated Statements of Operations and
                            Consolidated Statements of Comprehensive Operations
                                                (unaudited)
                                  (in thousands, except per-share amounts)

                                                           Three-Months Ended
                                                                March 31
                                                 --------------------------------------
                                                        1998                 1999
                                                 ------------------     ---------------
 Revenues:
      Product sales                                       $ 23,601            $ 34,080
      License fees and royalty income                           57                 100
                                                 ------------------     ---------------
          Total revenues                                    23,658              34,180

      Cost of goods sold                                   (19,302)            (22,799)
                                                -------------------     ---------------
           Gross margin                                      4,356              11,381


      Selling, general and administrative                   (3,126)             (3,325)
      Research and development                              (1,201)             (1,321)
                                                 ------------------     ---------------
          Operating profit                                      29               6,735

 Interest expense, net                                      (1,404)             (2,021)
 Amortization of goodwill                                     (291)               (291)
                                                 ------------------     ---------------

 Income before income taxes                                 (1,666)              4,423

 (Provision) benefit for income taxes                          570              (1,516)
                                                 ------------------     ---------------
Net income (loss)                                         $ (1,096)            $ 2,907
                                                 ==================     ===============
Weighted average common shares outstanding:
         Basic                                              11,797              12,092
                                                 ==================     ===============
         Diluted                                            11,797              12,772
                                                 ==================     ===============
 Net income (loss) per common share:
         Basic                                             $ (0.09)             $ 0.24
                                                 ==================     ===============
         Diluted                                           $ (0.09)             $ 0.23
                                                 ==================     ===============

                            Consolidated Statements of Comprehensive Operations


                                                           Three-Months Ended
                                                                March 31
                                                 --------------------------------------
                                                        1998                 1999
                                                 ------------------     ---------------
 Net income (loss)                                        $ (1,096)            $ 2,907

 Change in cumulative translation adjustment                   795              (2,539)
                                                 ------------------     ---------------

 Comprehensive net income (loss)                           $  (301)              $ 368
                                                 ==================     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1999
                                   (unaudited)
                                  (in thousands)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                               ---------------------------------
                                                                                   1998                1999
                                                                               --------------      -------------
Cash flows from operating activities:
     Net income (loss)                                                              $ (1,096)           $ 2,907
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation & amortization                                                   3,045              3,750
         Deferred tax provision (benefit)                                                437              1,565
         Changes in assets and liabilities:
             Receivables                                                              (4,048)            (4,347)
             Inventories                                                                 191              1,115
             Other current assets                                                        516             (1,082)
             Accounts payable and accrued expenses                                     1,713               (678)
             Income taxes payable                                                     (1,034)               187
             Deferred income                                                           1,745               (417)
                                                                               --------------      -------------
     Net cash provided from operating activities                                       1,469              3,000
                                                                               --------------      -------------

Cash flows from investing activities:
     Capital expenditures                                                             (5,969)            (7,588)
                                                                               --------------      -------------
     Net cash used in investing activities                                            (5,969)            (7,588)
                                                                               --------------      -------------

Cash flows from financing activities:
     Borrowings (payments) on revolving credit and term loan facilities, net           1,919            (31,474)
     Proceeds from sale and leaseback                                                      -              2,061
     Proceeds from exercise of stock options                                             112                269
     Issuance of common stock, net                                                         -             51,206
                                                                               --------------      -------------
     Net cash provided from financing activities                                       2,031             22,062
                                                                               --------------      -------------

Effect of exchange rate changes on cash                                                   69                (38)
                                                                               --------------      -------------

Net increase (decrease) in cash                                                       (2,400)            17,436
Cash at beginning of period                                                            5,347                128
                                                                               --------------      -------------
Cash at end of period                                                                $ 2,947           $ 17,564
                                                                               ==============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Nature of Operations and Principles of Consolidation

Nature of Operations

Introduction

    ChiRex Inc. (the "Company" or "ChiRex") is an integrated outsourcing company that provides an extensive range of services to pharmaceutical and life science companies. The Company's services span a broad range of outsourcing services sought by our customers from the early stages of drug development, from post-discovery to full-scale manufacture of active ingredients. Specifically the Company provides contract process research and development and pharmaceutical fine chemical manufacturing services and offers our customers access to our extensive portfolio of proprietary technologies. The Company's contract manufacturing services developed over the past thirty years, include process research and development, hazard evaluation, analytical methods development, clinical quantity production and pilot-scale and commercial-scale manufacturing at its world-class, current Good Manufacturing Practices ("cGMP") facilities in Boston, Massachusetts, Dudley, England and Annan, Scotland. In addition we utilize our proprietary technologies to solve problems for our customers and reduce drug development time.

Principles of Consolidation

    The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended March 31,1999 and 1998. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

2.  Net Income (Loss) per Common Share

    Basic income (loss) per common share for the first quarter ended March 31, 1998 and 1999 were computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Since the effect of the assumed exercise of stock options of 444,000 shares for the first quarter of 1998 were anti-dilutive, basic and diluted loss per common share as presented on the statement of operations are the same. In the first quarter of 1999, the impact of assumed exercise of stock options are included in diluted shares outstanding. Using the Treasury Stock method, the Company calculates the potential dilution from stock options at the average market stock price during the period based on the assumption that all stock options are exercised and simultaneously the proceeds of exercise are used to acquire the Company's Stock. Since the effect of assumed exercise of options for 112,500 shares for the first quarter of 1999 were anti-dilutive they were not considered in determining diluted income per common share.

3.  Stock Offering

In March 1999, the Company consummated the sale of 2,875,000 shares of its common stock issued to the public. On March 24, 1999, the Company issued 2,500,000 shares of the Company's common stock to the public at $19.00 per share and received $44.4 million in proceeds net of underwriters discount and expenses. In connection with the sale, the Company granted the underwriters a 30 day option to purchase up to 375,000 additional shares of the Company's common stock on the same terms to cover over allotments. On March 30, 1999, the underwriters exercised their option and the Company issued 375,000 shares of its common stock and received proceeds of $6.8 million, net of underwriters discount. The total net proceeds of $51.2 million were utilized to pay down existing revolving credit borrowings outstanding of $28.4 million ((pound)17.4 million) on March 26, 1999 and repay $7.1 million ((pound)4.4 million) of term-loan borrowings on March 31, 1999. The remainder of the proceeds were held in cash and overnight investments at March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

Introduction

    ChiRex Inc. (the "Company" or "ChiRex") serves the outsourcing needs of the largest pharmaceutical and life science companies in the world by providing contract process research and development and pharmaceutical fine chemical manufacturing services and by offering its customers access to the Company's extensive portfolio of proprietary technologies. The Company's contract manufacturing services developed over the past thirty years, include process research and development, hazard evaluation, analytical methods development, clinical quantity production and pilot-scale and commercial-scale manufacturing at its world-class, current Good Manufacturing Practices ("cGMP") facilities in Boston, Massachusetts, Dudley, England and Annan, Scotland. In addition we utilize our proprietary technologies to solve problems for our customers and reduce drug development time. Beginning in the first quarter of 1999, the company will operate the ChiRex Technology Center in Boston, Massachusetts to enable its customers to better exploit its proprietary technologies.

    Substantially all of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into U.S. dollars at average exchange rates in accordance with generally accepted accounting principles.

Results of Operations

Three-month period ended March 31, 1998 and 1999

    Total revenues increased $10.5 million, or 44.5% to $34.2 million in the first quarter of 1999, from $23.7 million in the comparable period in 1998. Revenues from commercial scale activities increased to $30.1 million or 38.7% from $21.7 million in the comparable period in 1998 as new products came on stream, while revenues from technology development activities increased to $4.1 million from $1.8 million in the comparable period in 1998.

    Cost of goods sold increased to $3.5 million, or 18.1% to $22.8 million in the first quarter of 1999, from $19.3 million in 1998. This increase is due primarily to the higher volume of new product sales and the effect of the increased utilization of the Annan facility in the first quarter of 1999. As a result of the above factors, gross margin percentage in the first quarter of 1999 increased to 33.3% from 18.4% in 1998.

    Research and development expenses increased $0.1 million, or 10.0% to $1.3 million in the first quarter of 1999. This increase was due mainly to the cost of additional research chemists and pilot plant costs to support the new product pipeline. The Company expects research and development expenses to increase in the second quarter as the Technology Center commences operation.

    Selling, general and administrative expenses increased $0.2 million or 6.4%, to $3.3 million in the first quarter of 1999 from $3.1 million last year. This increase is due primarily to expenses associated with the formation of the ChiRex Technology Center.

    Interest expense was $2.0 million in the first quarter of 1999 compared to $1.4 million in the first quarter of 1998. This is a result of higher borrowing levels resulting from capital improvement projects and higher borrowing rates. Interest expense is expected to decline in the second quarter of 1999 as a result of lower borrowing levels as proceeds from the

March 1999 stock offering were used to reduce debt outstanding.

    Income tax expense was $1.5 million in 1999, an effective tax rate of 34.3%, compared to a tax benefit of $0.6 million in 1998, an effective tax rate of 34.2%.

    As a result of the factors described above, the Company reported a net income of $2.9 million in the first quarter of 1999 compared to a net loss of $1.1 million for the comparable prior-year period.

Liquidity and Capital Resources

    Historically, the Company's primary sources of funding have been cash flow from operations, sales of its common stock and borrowings under its revolving credit and term loan facilities. In March 1999, the Company consummated the sale of 2,875,000 shares of its common stock issued to the public. This resulted in net proceeds to the Company of $51.2 million. The Company used the proceeds from the stock offering to repay borrowings outstanding under the revolving credit facility and to partially repay a portion of the term-loan facility.

    Cash provided from operating activities was $3.0 million in 1999 or $1.5 million greater than 1998 due to the increased profitablility during the quarter.

    Net cash used in investing activities in the first three months of 1999 was $7.6 million compared to $6.0 million in the same period of 1998. Capital spending of $7.6 million in 1999 includes expenditures to complete the modification of the Annan facility to a multi-product pharmaceutical fine chemical manufacturing facility, for plant maintenance at both the Annan and Dudley sites, and spending at the ChiRex Technology Center associated with its start up.

    Net cash provided from financing activities for the first three months of 1999 of $22.1 million is primarily the result of net proceeds from the stock offering of $51.2 million. The funding of $2.1 million received in a sale-leaseback transaction, offset by the repayment of borrowings outstanding under the Company's revolving credit facility and repayment of $7.1 million of the Company's term loan.

    The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of March 31, 1999 the Company had approximately $35.4 million ((pound)22.0 million) of availability under its revolving credit facility.

Year 2000 Disclosure

    The Company has dedicated internal resources to identify and resolve "Year 2000" compliance issues with respect to computer systems and applications utilized by the Company. The Company has also engaged external resources, including hiring an independent consulting firm, and will purchase necessary computer software upgrades to become year 2000 compliant. The Company will develop comprehensive testing procedures once necessary software and equipment have been installed to validate year 2000 compliance. The Company is implementing a year 2000 compliant management information system at its Annan facility in connection with its business plans for this location. The Company's plan is to implement these systems at the Company's other locations, including the Dudley facility, in 1999. The Company expects to spend approximately $7.1 million on systems and equipment, which are year 2000 compliant and will expense these costs in accordance with current accounting guidance.

    The Company believes that the systems at two of the three production facilities at Annan are year 2000 compliant. At present, the Company is not utilizing the third production facility at Annan. In the event that the Company commences operations at this third facility, it expects to spend approximately $1.0 million upgrading the facility's computer systems and applications and will expense these costs in accordance with current accounting guidance.

    No assurance can be given that the year 2000 compliance issues will be resolved without any future disruption or that the Company will not incur significant additional expense in resolving the issue. In addition, the failure of certain of the Company's significant suppliers and customers to address the year 2000 compliance issues could have a material adverse effect on the company.

    Contingency plans have been addressed for all major computer systems and applications, and they include manual capability of certain business areas if necessary, and the controlled shutdown and start-up of the manufacturing plant for a minimum period of days during the date change. The approach, methodology, plans, and contingencies for internal processes have been reviewed by our independent computer consultant and are subject to further development and testing. With regards to external factors such as supply of raw materials, access to funds and potential utility disruption, the Company's contingency plans are at a preliminary stage and require further development.

Foreign Currency

    The Company currently expects that sales of its products outside the United States will continue to be a substantial percentage of its net sales. The Company believes it has a natural cash currency hedge because its operating expenses and revenues tend to be denominated in matched currencies. Also the Company has partly offset foreign currency-denominated assets with foreign currency-denominated liabilities.

    Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U.S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled Cumulative Translation Adjustments. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain pounds sterling and Euros.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

          -NONE-

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          See Note 3 of Notes to Consolidated Interim Financial Statements


ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          -NONE-

ITEM 4.   Submission of Matters to a vote of Security Holders
          ---------------------------------------------------

          -NONE-

ITEM 5.   Other Information
          -----------------

          -NONE-

ITEM 6.   Exhibit and Reports on Form 8-K
          -------------------------------

          -NONE-

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHIREX INC.

Date   April 29, 1999                   By
                                          -----------------------------
                                          Jon E. Tropsa
                                          Vice President, Finance

EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------

     27                             Financial Data Schedule