Form 10-Q
period 1999-06-30
CHIREX INC
filed 1999-07-29
CIK 1005407

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period                      Commission File number 0 - 27698
ended June 30, 1999

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


Yes    X      No
   -----------   ------------


Number of shares outstanding of the issuer's classes of common stock as of July 27, 1999



               Class                               Number of Shares Outstanding
--------------------------------------             ----------------------------
Common Stock, par value $.01 per share                      14,854,892

                                  CHIREX INC.

                                     INDEX


                                                                    Page Number


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of December 31,
                   1998 and June 30, 1999                                3

                   Consolidated Statements of Operations for
                   the three and six months ended June 30,
                   1998 and 1999                                         4

                   Consolidated Statements of Comprehensive
                   Operations for the three and six months
                   ended June 30, 1998 and 1999                          4

                   Consolidated Statements of Cash Flows for
                   the six months ended June 30, 1998 and 1999           5

                   Notes to Consolidated Interim Financial
                   Statements                                            6


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         7


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                    13

          Item 2.  Changes in Securities and Use of Proceeds            13

          Item 3.  Defaults Upon Senior Securities                      13

          Item 4.  Submission of Matters to a Vote of Security
                   Holders.                                             13

          Item 5.  Other Information                                    13

          Item 6.  Exhibits and Reports on Form 8-K                     13

          SIGNATURE                                                     14

     This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Forward-looking statements are typcially identified by the words "believe," "expect," "anticipate," "intent," estimate," "plan" and similar expressions.

     Actual results could differ materially from those contemplated by these forward-looking statements as a result of factors ("Cautionary Statements") such as product development and market acceptance risks, product manufacturing risks, the impact of competitive products and pricing, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product non-approval or delays or post-approval reviews by the U.S. Food and Drug Administration or foreign regulatory authorities and those described under "Risk Factors" on page 26 of our Annual Report on Form 10-K for the year ended December 31, 1998.

     In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward- looking information contained in this Quarterly Report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. ChiRex does not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to ChiRex or persons acting on behalf of ChiRex are expressly qualified in their entirety by the Cautionary Statements.

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                  CHIREX INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1999

                                                                             December 31,           June 30,
                                                                                 1998                 1999
                                                                             -------------        -------------
                                                                                                  (unaudited)
ASSETS
Current Assets:
      Cash                                                                       $    128             $    319
      Trade and other receivables                                                  16,285               17,610
      Inventories                                                                  32,295               28,343
      Other current assets                                                          4,012                5,967
                                                                             -------------        -------------
          Total current assets                                                     52,720               52,239
Property, plant and equipment, net                                                154,070              154,151
Intangible assets, net                                                             26,398               30,975
Other non-current assets                                                            5,350                2,425
                                                                             =============        =============
      Total assets                                                               $238,538             $239,790
                                                                             =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Accounts payable                                                           $ 15,123             $ 10,399
      Accrued expenses                                                             17,122               13,415
      Current portion of long-term debt                                            14,756               14,220
      Income taxes payable                                                            389                  153
                                                                             -------------        -------------
          Total current liabilities                                                47,390               38,187
Long-term debt                                                                     76,544               29,492
Deferred income taxes                                                              10,640               13,654
Capital lease obligation                                                                -                1,582
Deferred income                                                                     6,751                7,282
                                                                             -------------        -------------
      Total liabilities                                                           141,325               90,197
                                                                             -------------        -------------
Commitments and Contingencies                                                           -                    -
Stockholders' equity:
      Preferred stock ($0.01 par value, 4,000,000 authorized
          none issued and outstanding in 1998 and 1999)                                 -                    -
      Common stock ($0.01 par value, 30,000,000 shares authorized,
          11,881,377 and 14,805,876 shares issued and outstanding on
          December 31, 1998 and June 30, 1999, respectively)                          119                  148
      Additional paid-in capital                                                  102,354              153,954
      Retained deficit                                                             (9,243)              (3,645)
      Cumulative translation adjustment                                             3,983                 (864)
                                                                             -------------        -------------
          Total stockholders' equity                                               97,213              149,593
                                                                             =============        =============
      Total liabilities and stockholders' equity                                 $238,538             $239,790
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

                                  ChiRex Inc.
                   Consolidated Statements of Operations and
              Consolidated Statements of Comprehensive Operations
                                  (unaudited)
                   (in thousands, except per-share amounts)

                                                                     Three-Months Ended                   Six-Months Ended
                                                                         June 30,                              June 30,
                                                               ------------------------------        -----------------------------
                                                                  1998                  1999          1998                  1999
                                                               --------              --------        -------              --------
 Revenues:
      Product sales                                            $ 28,359              $ 36,478        $ 51,960             $ 70,558
      License fees and royalty income                               195                   146             252                  246
                                                               --------              --------        --------             --------
          Total revenues                                         28,554                36,624          52,212               70,804

      Cost of goods sold                                        (21,456)              (23,872)        (40,758)             (46,671)
                                                               --------              --------        --------             --------
            Gross margin                                          7,098                12,752          11,454               24,133

      Selling, general and administrative                         3,152                 3,737           6,277                7,062
      Research and development                                    1,085                 1,642           2,286                2,964
      Non-recurring charges and other expenses                      221                 1,733             221                1,733
                                                               --------              --------        --------             --------
            Operating profit                                      2,640                 5,640           2,670               12,374

 Interest expense, net                                           (1,425)               (1,272)         (2,829)              (3,293)
 Amortization of goodwill                                          (291)                 (334)           (582)                (625)
                                                               --------              --------        --------             --------
 Income (loss) before income taxes                                  924                 4,034            (741)               8,456
 (Provision) for income taxes                                      (315)               (1,343)            254               (2,858)
                                                               ========              ========        ========             ========
Net income (loss)                                              $    609              $  2,691        $   (487)            $  5,598
                                                               ========              ========        ========             ========
Weighted average common shares outstanding:
         Basic                                                   11,809                14,795          11,803               13,451
                                                               ========              ========        ========             ========
         Diluted                                                 12,415                15,737          11,803               14,263
                                                               ========              ========        ========             ========
 Net income (loss) per common share:
          Basic                                                $   0.05              $   0.18        $  (0.04)            $   0.42
                                                               ========              ========        ========             ========
          Diluted                                              $   0.05              $   0.17        $  (0.04)              $ 0.39
                                                               ========              ========        ========             ========

              Consolidated Statements of Comprehensive Operations

                                                                     Three-Months Ended                   Six-Months Ended
                                                                          June 30,                              June 30,
                                                                 -----------------------------------  ---------------------------
                                                                    1998               1999              1998               1999
                                                                 --------            --------         ------------      ----------
 Net income (loss)                                                  $ 609            $  2,691        $   (487)             $ 5,598

 Change in cumulative translation adjustment                         (845)             (2,308)            (50)              (4,847)
                                                                 --------            --------        ---------             -------
 Comprehensive net income (loss)                                   $ (236)           $    383        $   (537)             $   751
                                                                 ========            ========        =========             =======

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                                (in thousands)

                                                                                Six-Months Ended
                                                                                    June 30,
                                                                           ---------------------------
                                                                               1998           1999
                                                                           ------------   ------------
Cash flows from operating activities:
            Net income (loss)                                              $       (487)  $      5,598
            Adjustments to reconcile net income (loss) to cash provided by operating activities:
               Depreciation & amortization                                        6,246          7,716
               Deferred tax provision (benefit)                                     868          4,032
               Non-recurring charges and other expenses                             221          1,733
               Changes in assets and liabilities:
                   Receivables                                                    4,911         (2,188)
                   Inventories                                                   (6,350)         2,456
                   Other assets                                                   1,036           (327)
                   Accounts payable and accrued expenses                          5,690         (8,566)
                   Income taxes payable                                          (1,200)        (1,499)
                   Deferred income                                                1,374            847
                                                                           ------------   ------------
            Net cash provided from operating activities                          12,309          9,802
                                                                           ------------   ------------

Cash flows from investing activities:
            Capital expenditures                                                (15,477)       (13,253)
            Acquisition of business                                                   -         (5,871)
                                                                           ------------   ------------
            Net cash used in investing activities                               (15,477)       (19,124)
                                                                           ------------   ------------

Cash flows from financing activities:
            Payments on revolving credit and term loan facilities, net              (25)       (44,157)
            Proceeds from sale and leaseback                                          -          2,082
            Proceeds from exercise of stock options                                 222            500
            Issuance of common stock, net                                             -         51,129
                                                                           ------------   ------------
            Net cash provided from financing activities                             197          9,554
                                                                           ------------   ------------

Effect of exchange rate changes on cash                                             (15)           (41)
                                                                           ------------   ------------

Net increase (decrease) in cash                                                  (2,986)           191
Cash at beginning of period                                                       5,347            128
                                                                           ------------   ------------
Cash at end of period                                                      $      2,361   $        319
                                                                           ============   ============

Noncash Activities:
            Fair value of assets of acquired business                      $          -   $      7,161
            Liabilities assumed of acquired business                                  -         (1,290)
                                                                           ============   ============
                   Cash paid for acquired business                         $          -   $      5,871
                                                                           ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   Nature of Operations and Principles of Consolidation

Nature of Operations

Introduction

     ChiRex Inc. (the "Company" or "ChiRex") is an integrated outsourcing company that provides an extensive range of services to pharmaceutical and life science companies. The Company's services span a broad range of outsourcing services from the early stages of drug development and from post-discovery to full-scale manufacture of active ingredients. Specifically the Company provides contract process research and development and pharmaceutical fine chemical manufacturing services and access to an extensive portfolio of proprietary technologies. The Company's contract manufacturing services, developed over the past thirty years, include process research and development, hazard evaluation, analytical methods development, clinical quantity production and pilot-scale and commercial-scale manufacturing at its world-class, current Good Manufacturing Practices ("cGMP") facilities in Boston, Massachusetts, Malvern, Pennsylvania, Dudley, England and Annan, Scotland. In addition the Company utilizes its proprietary technologies to solve problems for its customers and reduce drug development time.

Principles of Consolidation

     The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and 1998. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

2.   Net Income (Loss) per Common Share

     Basic income (loss) per common share for the second quarter ended June 30, 1999 and 1998 were computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. In the three and six months ended June 30, 1999 and the three months ended June 30, 1998, the impact of assumed exercise of stock options is included in diluted shares outstanding. Using the Treasury Stock method, the Company calculates the potential dilution from stock options at the average market stock price during the period based on the assumption that all stock options are exercised and simultaneously the proceeds of exercise are used to acquire the Company's stock. Since the effect of assumed exercise of stock options of 524,965 shares for the six months ended June 30, 1998 were anti-dilutive, basic and diluted loss per share for the first six months of 1998 are the same.

3.   Stock Offering

     On March 24, 1999, the Company issued 2,500,000 shares of the Company's common stock to the public at $19.00 per share and received $44.3 million in proceeds net of underwriters discount and expenses. In connection with the sale, the Company granted the underwriters a 30 day option to purchase up to 375,000 additional shares of the Company's common stock on the same terms to cover over allotments. On March 30, 1999, the underwriters exercised their option and the Company issued 375,000 shares of its common stock and received proceeds of $6.8 million, net of underwriters discount. The total net proceeds of $51.1 million were utilized to pay down existing revolving credit borrowings outstanding of $28.4 million ((Pounds)17.4 million) on March 26, 1999, and to repay $21.5 million ((Pounds)13.3 million) of term-loan borrowings.

4.   Shelf Registration

     On June 3, 1999, the Company filed with the Securities and Exchange Commission to register for the sale of debt securities, preferred stock, common stock and warrants, (representing rights to purchase debt securities, preferred stock, common stock and warrants) with an initial offering price not to exceed $104.6 million bringing the total securities available for register to $150.0 million at June 30, 1999. Costs associated with this filing have been deferred and included in other assets.

5.   Non-Recurring Charges

     In April and June 1999, the Company announced the outsourcing of the Company's inventory warehouse operation at its Dudley, England facility and the outsourcing of its management information systems departments at its Dudley, England and Annan, Scotland facilities. As a result, the Company recorded a $0.7 million pre-tax charge in the second quarter for severance and pension benefits.

     In addition, as a result of the Company paying down revolving-credit and term-loan borrowings from the stock offering proceeds and amending its Facilities Agreement to shorten the expiry of the agreement to January 1, 2001 and modify certain other provisions to more favorable terms, the Company recorded a pre-tax non-recurring charge of $1.0 million in the second quarter of 1999 to write off certain deferred financing costs.

6.   Purchase of  Cauldron Process Chemistry

     On May 17, 1999, the Company purchased the Cauldron Process Chemistry business in Malvern, Pennsylvania. The Company paid approximately $5.8 million in cash plus a $1.0 million cash payment due September 1, 1999 and an additional payment due in February 2000 based on the results of the business during 1999. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities acquired are included in the consolidated balance sheet as of June 30, 1999 and the results of operations and cash flows from the date of acquisition. The Company recorded goodwill of approximately $5.0 million associated with the acquisition which may increase depending on the final contingent consideration paid in February 2000 and is amortizing it on a straight-line basis over 15 years.

7.   Long-Term Debt

     In May 1999, the Company amended its senior secured term-loan and revolving-credit facilities, (the "Facilities Agreement"). The amendment to the Facilities Agreement included a reduction of the interest rate to LIBOR plus 1.0 percent (6.12 % at June 30, 1999) declining to LIBOR plus 0.75 percent after September 30, 1999 should certain financial covenants be met, and the shortening of the term to January 1, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

Introduction

     ChiRex Inc. (the "Company" or "ChiRex") is an integrated outsourcing company that provides an extensive range of services to pharmaceutical and life science companies. The Company's services span a broad range of outsourcing services from the early stages of drug development and from post-discovery to full-scale manufacture of active ingredients. Specifically the Company provides contract process research and development and pharmaceutical fine chemical manufacturing services and access to an extensive portfolio of proprietary technologies. The Company's contract manufacturing services, developed over the past thirty years include process research and development, hazard evaluation, analytical methods development, clinical quantity production and pilot-scale and commercial-scale manufacturing at its world-class, current Good Manufacturing Practices ("cGMP") facilities in Boston, Massachusetts, Malvern, Pennsylvania, Dudley, England and Annan, Scotland. In addition the Company utilizes its proprietary technologies to solve problems for its customers and reduce drug development time.

     Substantially all of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into U.S. dollars at average exchange rates in accordance with generally accepted accounting principles.

Results of Operations

Three-month period ended June 30, 1998 and 1999

     Total revenues in the second quarter increased $8.1 million, or 28.3% to $36.6 million in the second quarter of 1999, from $28.6 million in the comparable period in 1998. Revenues from manufacturing services increased to $29.1 million or 14.1%, from $25.5 million in the comparable period in 1998 as new products came on stream, while revenues from technology development activities increased to $7.5 million or 141.9% from $3.1 million in the comparable period in 1998 due to an increase in the number of development projects and the acquisition of the Cauldron Process Chemistry business. Total revenues denominated in Great Britain pounds sterling translated at a constant currency rate increased $9.1 million or 31.5%, to $37.6 million in the second quarter of 1999.

     Cost of goods sold increased $2.5 million, or 11.3% to $23.9 million in the second quarter of 1999, from $21.5 million in 1998. This increase is due primarily to the higher volume of new product sales. Gross margin percentage increased to 34.8% in the second quarter of 1999 from 24.9% in 1998 primarily due to the effect of operating leverage from higher revenues, cost reduction at the Dudley and Annan manufacturing facilities, a greater mix of development revenues and better product pricing.

     Research and development expenses increased $0.6 million, or 51.3% to $1.6 million in the second quarter of 1999. This increase was due mainly to the cost of additional research chemists at the newly opened technology center in Boston, Massachusetts and pilot plant costs to support the new product pipeline.

     Selling, general and administrative expenses increased $0.6 million or 18.6%, to $3.7 million in the second quarter of 1999 from $3.2 million last year. This increase is due primarily to expenses associated with the formation of the technology center in Boston, Massachusetts, and the acquisition of the Cauldron Process Chemistry business partly offset by lower expenses resulting from the restructuring initiated in July last year.

     Non-recurring charges and other expenses increased $1.5 million from $0.2 million in the second quarter of 1999 primarily as a result of severance and pension costs associated with the Company's outsourcing of the inventory warehouse operation at its Dudley, England facility and the outsourcing of its management information systems departments at its Dudley, England and Annan, Scotland facilities.

In addition, the Company wrote off certain deferred financing costs associated with the pay down and amendment of its Facilities Agreement. In June 1999, the Company announced a voluntary redundancy and early retirement plan at its Dudley and Annan facilities. As a result, the Company expects to record a non-recurring charge in the third quarter.

     Amortization of goodwill increased slightly in the second quarter as a result of the acquisition of the Cauldron Process Chemistry business in May 1999. The Company expects amortization will increase in the third and fourth quarters of 1999 as a result of the acquisition.

     Interest expense was $1.3 million in the second quarter of 1999 compared to $1.4 million in the second quarter of 1998. This was due to lower borrowing rates and lower borrowing levels as proceeds from the stock offering in March 1999 were utilized to pay down borrowings.

     Income tax expense was $1.3 million in the second quarter of 1999, an effective tax rate of 33.3%, compared to an effective tax rate of 34.1% in the comparable period in 1998.

     As a result of the factors described above, the Company reported a net income of $2.7 million in the second quarter of 1999 compared to a net income of $0.6 million for the comparable prior-year period.

Six-month period ended June 30, 1998 and 1999

     Total revenues increased $18.6 million, or 35.6% to $70.8 million in the six months ended June 30, 1999, from $52.2 million in the comparable period in 1998. Revenues from commercial scale business increased to $30.1 million or 38.7%, from $21.7 million in the comparable period in 1998 as new products came on stream, while revenues from technology activities increased to $11.6 million or 96.6% from $5.9 million in the comparable period in 1998 due to an increase in the number of projects and the acquisition of the Cauldron Process Chemistry business. Total revenues denominated in Great Britain pounds sterling translated at a constant currency rate increased $19.9 million or 38.1%, to $72.1 million in the six months ended June 30, 1999.

     Cost of goods sold increased $5.9 million, or 14.5% to $46.7 million in the six months ended June 30, 1999 from $40.8 million in the comparable period in 1998. This increase is due primarily to the higher volume of new product sales. Gross margin percentage in the six months ended June 30, 1999 increased to 34.1% from 21.9% in 1998 primarily due to the effect of operating leverage from higher revenues, cost reduction at the Dudley and Annan manufacturing facilities, a greater mix of development revenues and better product pricing.

     Research and development expenses increased $0.7 million, or 29.7% to $3.0 million in the six months ended June 30, 1999. This increase was due mainly to the cost of additional research chemists at the newly opened technology center in Boston, Massachusetts and pilot plant costs to support the new product pipeline.

     Selling, general and administrative expenses increased $0.8 million or 12.5%, to $7.1 million in the six months ended June 30, 1999 from $6.3 million during the comparable period in 1998. This increase is due primarily to expenses associated with the formation of the technology center in Boston, Massachusetts, and the acquisition of the Cauldron Process Chemistry business, partly offset by lower expenses resulting from the restructuring initiated in July last year.

     Non-recurring charges and other expenses increased $1.5 million from $0.2 million in the six months ended June 30, 1999 primarily as a result of costs associated with the Company's outsourcing of the inventory warehouse operation at its Dudley, England facility and the outsourcing of its management information systems departments at its Dudley, England and Annan, Scotland facilities. In addition, the Company wrote off certain deferred financing costs associated with the pay down and amendment of its Facilities Agreement. In June 1999, the Company announced a voluntary redundancy and early retirement plan at its Dudley and Annan facilities. As a result, the Company expects to record a non-recurring charge in the third quarter.

     Amortization of goodwill increased slightly in the first half as a result of the amortization of goodwill associated with the asset acquisition of the Cauldron Process Chemistry business in the first half of 1999. The Company expects that amortization will increase in the third and fourth quarters of 1999 as a result of the acquisition.

     Interest expense was $3.3 million in the six months ended June 30, 1999 compared to $2.8 million in the comparable period of 1998. This increase was due primarily to an increase in amortization of deferred financing costs resulting from the shortening of the term of the Facilities Agreement, partly offset by lower borrowing rates and lower borrowing levels.

     Income tax expense was $2.9 million in the six months ended June 30, 1999, an effective tax rate of 33.8%, compared to a tax benefit of $0.3 million in the comparable period of 1998, an effective tax rate of 34.3%.

     As a result of the factors described above, the Company reported a net income of $5.6 million in the second quarter of 1999 compared to a net loss of $0.5 million for the comparable prior-year period.

Liquidity and Capital Resources

     Historically, the Company's primary sources of funding have been cash flow from operations, sales of its common stock and borrowings under its revolving-credit and term-loan facilities. In March 1999, the Company consummated the sale of 2,875,000 shares of its common stock issued to the public. This resulted in net proceeds to the Company of approximately $51.1 million. The Company used the proceeds from the stock offering to repay borrowings outstanding under the revolving-credit and term-loan facilities.

     Cash provided from operating activities was $9.7 million in the six months ended June 30, 1999 or $2.9 million less than the comparable period in 1998 as increased profitability and a reduction in inventory were more than offset by cash utilized to reduce trade and contractor creditors, accrued expenses, and an increase in accounts receivable.

     Net cash used in investing activities in the first six months of 1999 was $19.0 million including $5.8 million for the acquisition of the Cauldron Process Chemistry business in May 1999, compared to $15.5 million in the same period of 1998. Capital spending of $13.3 million in 1999 consists of expenditures to complete the modification of the Annan facility to a multi-product pharmaceutical fine chemical manufacturing facility, plant maintenance at both the Annan and Dudley sites, and spending at the Boston facility associated with its start up.

     Net cash provided from financing activities for the first six months of 1999 of $9.6 million is primarily the result of net proceeds from the stock offering of $51.1 million and $2.1 million received in a sale-leaseback transaction, partly offset by the repayment of borrowings outstanding under the Company's revolving-credit and term-loan facilities of $44.2 million.

     The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of June 30, 1999 the Company had approximately $33.2 million ((Pounds)21.0 million) of availability under its revolving-credit facility.

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

Foreign Currency

     The Company currently expects that sales of its products outside the United States will continue to be a substantial percentage of its net sales. The Company believes it has a natural cash currency hedge because its operating expenses and revenues tend to be denominated in matched currencies. Also, the Company has partly offset foreign currency-denominated assets with foreign currency denominated liabilities.

     Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U. S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled Cumulative Translation Adjustments. In the first six months of 1999, the cumulative translation adjustment declined $4.8 million due to the reduction in the Great Britain pounds sterling exchange rate to (Pounds)1.58 to $1.00 at June 30, 1999. Operating results of foreign subsidiaries are translated into U. S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U. S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain pounds sterling and Euros.

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

           See Note 3 of Notes to Consolidated Interim Financial Statements

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------

           -NONE-

ITEM 4.    Submission of Matters to a vote of Security Holders.
           ----------------------------------------------------

           On April 21, 1999, the Company held its Annual Meeting of Stockholders at the Ritz Carlton Hotel, Amelia Island, Florida. The matters voted on are described below:

           1.  The election of Director Eric N. Jacobsen, Ph. D.

           For all Nominees      Against all Nominees     Withheld
           ----------------      --------------------     --------
           10,314,491                    0                256,882

           The terms of office of Directors Michael A. Griffith, W. Dieter Zander, Dirk Detert, Ph.D. continued after the Annual Meeting.

           2. Ratification of Arthur Andersen LLP as independent auditors of the Company for fiscal 1999.

           For all Nominees      Against all Nominees     Abstain
           ----------------      --------------------     -------
           10,548,078                   14,764            8,531

           3. The approval of the Amended and Restated 1999 Directors Stock Option Plan

           For all Nominees   Against all Nominees   Abstain    Broker Non-Vote
           ----------------   --------------------   -------    ---------------
           8,912,035                1,483,362        161,968         14,008


           ITEM 5.    Other Information
                      -----------------

                         -NONE-

           ITEM 6.    Exhibits and Reports on Form 8-K
                      --------------------------------

                      -Amendment No. 4 dated May 14, 1999, to the Facilities Agreement.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CHIREX INC.



Date:  July 29, 1999                      By: /s/  Jon E. Tropsa
                                              ---------------------------------

                                              Jon E. Tropsa
                                              Vice President, Finance

EXHIBIT INDEX


Exhibit Number           Description
--------------           -----------

      27                 Financial Data Schedule.

      99                 -Amendment No. 4 dated May 14, 1999, to the Facilities
                          Agreement.