Form 10-Q
period 1999-09-30
CHIREX INC
filed 1999-10-28
CIK 1005407

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999      Commission File number
                                                             0 -27698

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


Yes  X      No
   -----      ______


Number of shares outstanding of the issuer's classes of common stock as of October 27, 1999



               Class                             Outstanding Number of Shares
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                   14,928,230

                                  CHIREX INC.

                                     INDEX

                                                                             Page Number
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets as of December 31, 1998
                   and September 30, 1999                                        3

                   Consolidated Statements of Operations for the three
                   and nine months ended September 30, 1998 and 1999             4

                   Consolidated Statements of Comprehensive Operations
                   for the three and nine months ended
                   September 30, 1998 and 1999                                   4

                   Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 1998 and 1999                      5

                   Notes to Consolidated Interim Financial Statements            6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                            13

          Item 2.  Changes in Securities and Use of Proceeds                    13

          Item 3.  Defaults Upon Senior Securities                              13

          Item 4.  Submission of Matters to a Vote of                           13
                   Security Holders.

          Item 5.  Other Information                                            13

          Item 6.  Exhibits and Reports on Form 8-K                             13

          SIGNATURE                                                             13

     This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Forward-looking statements are typcially identified by the words "believe," "expect," "anticipate," "intend," "estimate," "plan" and similar expressions.

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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                  CHIREX INC.
                          CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                (dollars in thousands except per-share amounts)

                                                                              December 31,         September 30,
                                                                                  1998                 1999
                                                                              ------------         -------------
                                                                                                    (unaudited)
ASSETS
------

Current Assets:
     Cash                                                                     $       128              $      857
     Trade and other receivables                                                   16,285                  21,000
     Inventories                                                                   32,295                  29,948
     Other current assets                                                           4,012                   4,995
                                                                              -----------              ----------
        Total current assets                                                       52,720                  56,800
Property, plant and equipment, net                                                154,070                 158,271
Intangible assets, net                                                             26,398                  30,664
Other non-current assets                                                            5,350                   4,230
                                                                              -----------              ----------
     Total assets                                                             $   238,538              $  249,965
                                                                              ===========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable                                                         $    15,123              $   12,277
     Accrued expenses                                                              17,122                  15,994
     Current portion of long-term debt                                             14,756                  14,850
     Income taxes payable                                                             389                     340
                                                                              -----------              ----------
        Total current liabilities                                                  47,390                  43,461
Long-term debt                                                                     76,544                  29,149
Deferred income taxes                                                              10,640                  13,801
Capital lease obligation                                                                -                   1,528
Deferred income                                                                     6,751                   5,913
                                                                              -----------              ----------
     Total liabilities                                                            141,325                  93,852
                                                                              -----------              ----------

Commitments and Contingencies                                                           -                       -

Stockholders' equity:
     Preferred stock ($0.01 par value, 4,000,000 authorized
        none issued and outstanding in 1998 and 1999)                                   -                       -
     Common stock ($0.01 par value, 30,000,000 shares authorized,
        11,881,377 and 14,920,040 shares issued and outstanding on
        December 31, 1998 and September 30, 1999, respectively)                       119                     149
     Additional paid-in capital                                                   102,354                 155,209
     Retained deficit                                                              (9,243)                 (2,941)
     Cumulative translation adjustment                                              3,983                   3,696
                                                                              -----------              ----------
        Total stockholders' equity                                                 97,213                 156,113
                                                                              -----------             -----------
     Total liabilities and stockholders' equity                               $   238,538             $   249,965
                                                                              ===========             ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (unaudited)
                   (in thousands, except per-share amounts)

                                                                   Three-Months Ended                     Nine-Months Ended
                                                                      September 30,                          September 30,
                                                                ---------------------------           ---------------------------
                                                                   1998              1999                1998             1999
                                                                ----------         --------           ----------        ---------
Revenues:
   Product sales                                                $   31,640         $ 37,851           $   83,600        $ 108,409
   License fees and royalty income                                      75              162                  327              409
                                                                ----------         --------           ----------        ---------
         Total revenues                                             31,715           38,013               83,927          108,818

   Cost of goods sold                                              (24,866)         (24,005)             (65,624)         (70,676)
                                                                ----------         --------           ----------        ---------
         Gross profit                                                6,849           14,008               18,303           38,142
   Selling, general and administrative                               2,844            3,679                9,121           10,741
   Research and development                                            953            2,175                3,239            5,138
   Non-recurring charges and other expenses                          2,802            5,732                3,023            7,465
                                                                ----------         --------           ----------        ---------
         Operating profit                                              250            2,422                2,920           14,798

Interest expense, net                                               (1,054)            (986)              (3,883)          (4,278)
Amortization of goodwill                                              (291)            (375)                (873)          (1,000)
                                                                ----------         --------           ----------        ---------

Income (loss) before income taxes                                   (1,095)           1,061               (1,836)           9,520
(Provision) benefit for income taxes                                   351             (359)                 605           (3,218)
                                                                ----------         --------           ----------        ---------
Net income (loss)                                               $     (744)        $    702           $   (1,231)       $   6,302
                                                                ==========         ========           ==========        =========
Weighted average common shares outstanding:
        Basic                                                       11,817           14,860               11,808           13,926
                                                                ==========         ========           ==========        =========
        Diluted                                                     11,817           15,794               11,808           14,778
                                                                ==========         ========           ==========        =========

Net income (loss) per common share:
        Basic                                                   $    (0.06)        $   0.05           $    (0.10)       $    0.45
                                                                ==========         ========           ==========        =========
        Diluted                                                 $    (0.06)        $   0.04           $    (0.10)       $    0.43
                                                                ==========         ========           ==========        =========

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                     Three-Months Ended                    Nine-Months Ended
                                                                        September 30,                        September 30,
                                                                 ----------------------------         -----------------------------
                                                                    1998             1999                1998               1999
                                                                 -----------      -----------         -----------       -----------
 Net income (loss)                                              $     (744)        $    702           $   (1,231)       $    6,302

 Change in cumulative translation adjustment                           818            4,560                  768              (287)
                                                                ----------        ---------           ----------        ----------

 Comprehensive net income (loss)                                $       74         $  5,262           $     (463)       $    6,015
                                                                ==========        =========           ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                                (in thousands)

                                                                                                     Nine-Months Ended
                                                                                                        September 30,
                                                                                                ---------------------------
                                                                                                   1998             1999
                                                                                                ----------        ---------
Cash flows from operating activities:
           Net income (loss)                                                                     $ (1,231)        $   6,302
           Adjustments to reconcile net income (loss) to cash provided by operating activities:
              Depreciation & amortization                                                           9,250            11,866
              Deferred tax provision (benefit)                                                      1,864             1,698
              Non-recurring charges and other expenses                                              3,023             4,063
              Changes in assets and liabilities:
                 Receivables                                                                       (2,572)           (3,645)
                 Inventories                                                                       (7,693)            2,213
                 Other assets                                                                       1,391              (388)
                 Accounts payable and accrued expenses                                             10,851            (8,200)
                 Income taxes payable                                                              (2,010)              897
                 Deferred income                                                                    1,161              (813)
                                                                                                 --------         ---------
           Net cash provided from operating activities
                                                                                                   14,034            13,993
                                                                                                 --------         ---------

Cash flows from investing activities:
           Capital expenditures                                                                   (28,277)          (15,039)
           Acquisition of business                                                                      -            (6,871)
                                                                                                ---------         ---------
           Net cash used in investing activities                                                  (28,277)          (21,910)
                                                                                                ---------         ---------

Cash flows from financing activities:
           (Payments)/borrowings on revolving credit and term loan facilities, net                 13,435           (45,803)
           Proceeds from sale and leaseback, net                                                        -             1,680
           Proceeds from exercise of stock options                                                    530             1,722
           Issuance of common stock, net                                                                -            51,163
                                                                                                ---------         ---------
           Net cash provided from financing activities                                             13,965             8,762
                                                                                                ---------         ---------

Effect of exchange rate changes on cash                                                               103              (116)
                                                                                                ---------         ---------

Net increase (decrease) in cash                                                                      (175)              729
Cash at beginning of period                                                                         5,347               128
                                                                                                ---------         ---------
Cash at end of period                                                                           $   5,172         $     857
                                                                                                =========         =========

Noncash Activities:
           Fair value of assets of acquired business                                            $       -         $   8,161
           Liabilities assumed of acquired business
                                                                                                        -            (1,290)
                                                                                                ---------         ---------
                 Cash paid for acquired business                                                $       -         $   6,871
                                                                                                =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.        Nature of Operations and Principles of Consolidation

Nature of Operations

  ChiRex Inc. (the "Company" or "ChiRex") is an integrated pharmaceutical outsourcing company that provides an extensive range of services to pharmaceutical and life science companies, primarily contract process research and development and contract manufacturing of active pharmaceutical ingredients. The Company operates through two operating divisions, the development division and the manufacturing division. The Company's development division is engaged in every aspect of drug substance development from discovery support at submission of IND (Investigational New Drug) including development and manufacture of material for clinical trials. The Company's manufacturing division produces bulk Active Pharmaceutical Ingredients. Together, the two divisions span all of the steps needed to prepare the Drug Substance subsection of a New Drug Application. The range of services provided by the company include:

 . proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and production of unique proprietary building blocks that aid in the drug discovery process,

 . customer-sponsored innovative process research to solve process chemistry challenges using either traditional process chemistry techniques or proprietary techniques,

 . process research and development including discovery support, route design, route development and synthesis of pre-clinical and clinical molecules,

 . scale-up of clinical quantities of active pharmaceutical ingredients including laboratory synthesis, validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production of clinical trial active ingredients, and

 . production of commercial-scale active ingredients for launch and later for sale in all markets globally.

ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts; Malvern, Pennsylvania; Dudley, England; and Annan, Scotland.

Principles of Consolidation

  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

2.        Net Income (Loss) per Common Share

  Basic income (loss) per common share for the third quarter ended September 30, 1999 and 1998 was computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. In the three and nine months ended September 30, 1999 the impact of assumed exercise of stock options is included in diluted shares outstanding. Using the Treasury Stock method, the Company calculates the potential dilution from stock options at the average market stock price during the period based on the assumption that all stock options are exercised and simultaneously the proceeds of exercise are used to acquire the Company's stock. Since the effect of assumed exercise of stock options of 503,287 shares and 529,819 shares for the three and nine month periods ended September 30, 1998, respectively, were anti-dilutive, basic and diluted loss per share are the same.

3.   Stock Offering

  In March 1999, the Company issued 2,875,000 shares (including 375,000 shares issued to cover underwriters' overallotments) of the Company's common stock to the public at $19.00 per share and received $54.6 million in gross proceeds. Total net proceeds of $51.1 million after underwriter's discount and expenses were utilized to pay down bank borrowings in March and April 1999.

4.   Shelf Registration

  On June 3, 1999, the Company filed with the Securities and Exchange Commission to register for the sale of debt securities, preferred stock, common stock and warrants, (representing rights to purchase debt securities, preferred stock, common stock and warrants) with an initial offering price not to exceed $104.6 million bringing the total securities available for register to $150.0 million at September 30, 1999.

5.   Non-Recurring Charges

  In April and June 1999, the Company announced the outsourcing of the Company's inventory warehouse operation and its management information systems departments, and a voluntary redundancy and early-retirement program at its Dudley, England and Annan, Scotland facilities. As a result, the Company recorded a $1.7 million and $5.7 million pre-tax charge in the second and third quarters of 1999, respectively, for severance and pension benefits. A total of 104 positions will be eliminated by year-end 1999. As of September 30, 1999, approximately $3.4 million in severance had been paid and a balance of $4.1 million is included in accrued expenses on the balance sheet for future severance and pension payments.

  In addition, as a result of the Company paying down revolving-credit and term-loan borrowings from the stock offering proceeds and amending its Facilities Agreement to modify the expiry of the agreement and certain other provisions to more favorable terms, the Company recorded a pre-tax non-recurring charge of $1.0 million in the second quarter of 1999 to write off certain deferred financing costs.

6.   Acquisition of Cauldron Process Chemistry Business

  On May 17, 1999, the Company purchased the Cauldron Process Chemistry business in Malvern, Pennsylvania. The Company paid approximately $5.8 million in cash on May 17, 1999, plus a $1.0 million cash payment on September 30, 1999 with an additional payment due in February 2000 based on the results of the business during 1999. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities acquired are included in the consolidated balance sheet as of June 30, 1999 and the results of operations and cash flows from the date of acquisition. The Company recorded goodwill of approximately $5.3 million associated with the acquisition which may increase depending on the final contingent consideration paid in February 2000, and is amortizing this goodwill on a straight-line basis over 20 years.

7.  Long-Term Debt

  In May 1999, the Company amended its senior secured term-loan and revolving-credit facilities, (the "Facilities Agreement"). The amendment to the Facilities Agreement included a reduction of the interest rate to LIBOR plus 1.0 percent (6.00 % at September 30, 1999) declining to LIBOR plus 0.75 percent after September 30, 1999 and shortening of the term to January 1, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

Introduction

  ChiRex Inc. (the "Company" or "ChiRex") is an integrated pharmaceutical outsourcing company that provides an extensive range of services to pharmaceutical and life science companies, primarily contract process research and development and contract manufacturing of active pharmaceutical ingredients. The Company operates through two operating divisions, the development division and the manufacturing division. The Company's development division is engaged in every aspect of drug substance development from discovery support at submission of IND (Investigational New Drug) including development and manufacture of material for clinical trials. The Company's manufacturing division produces bulk Active Pharmaceutical Ingredients. Together, the two divisions span all of the steps needed to prepare the Drug Substance subsection of a New Drug Application. The range of services provided by the company include:

 .   proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and production of unique proprietary building blocks that aid in the drug discovery process,

 .   customer-sponsored innovative process research to solve process chemistry challenges using either traditional process chemistry techniques or proprietary techniques,

 .   process research and development including discovery support, route design, route development and synthesis of pre-clinical and clinical molecules,

 .   scale-up of clinical quantities of active pharmaceutical ingredients including laboratory synthesis, validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production of clinical trial active ingredients, and

 .   production of commercial-scale active ingredients for launch and later for sale in all markets globally.

ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts; Malvern, Pennsylvania; Dudley, England; and Annan, Scotland.

  The majority of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into U.S. dollars at average exchange rates in accordance with generally accepted accounting principles.


Results of Operations

Three-month period ended September 30, 1998 and 1999

  Total revenues in the third quarter increased $6.3 million, or 19.9%, to $38.0 million in the third quarter of 1999, from $31.7 million in the comparable period in 1998. Manufacturing division revenues increased to $31.6 million, or 8.9%, (10.9% before the adverse effect of foreign exchange), from $29.1 million in the comparable period in 1998 due to higher volumes as new products came on stream. Development division revenues increased to $6.4 million, or 145.9%, from $2.6 million in the comparable period in 1998 due to an increase in the number of development projects and the acquisition of the Cauldron Process Chemistry business in the second quarter of 1999. Total revenues denominated in Great Britain pounds sterling translated at a constant currency rate increased $7.1 million, or 22.3%, to $38.8 million in the third quarter of 1999.

  Cost of goods sold decreased $0.9 million, or 3.5%, to $24.0 million in the third quarter of 1999, from $24.9 million in 1998, and gross margin percentage increased to 36.9% in the third quarter of 1999 from 21.6% in 1998. This improvement is due to the continuing impact of the cost reduction program initiated in 1998, ongoing progress in the operating performance of the manufacturing division, a greater mix of higher-margin development division revenues, better new product pricing, and reduced expenses associated with new product introduction.

  Selling, general and administrative expenses increased $0.9 million, or 29.4%, to $3.7 million in the third quarter of 1999 from $2.8 million last year. This increase is due primarily to expenses associated with the formation of the development division location in Boston, Massachusetts and the acquisition of the Cauldron Process Chemistry business.

  Research and development expenses increased $1.2 million, or 128.2%, to $2.2 million in the third quarter of 1999. This increase was due mainly to the cost of additional research chemists at the development division location in Boston, Massachusetts and pilot plant costs to support the new product pipeline.

  Non-recurring charges and other expenses of $5.7 million in the third quarter of 1999 reflect severance and pension costs associated with the Company's outsourcing and manpower-reduction initiatives at its Dudley, England and Annan, Scotland facilities. In April and June 1999, the Company announced the outsourcing of the Company's inventory warehouse operation and its management information systems departments, and a voluntary redundancy and early-retirement program at its Dudley, England and Annan, Scotland facilities.

  Amortization of goodwill increased $0.1 million in the third quarter of 1999 from the comparable prior-year period as a result of the acquisition of the Cauldron Process Chemistry business in May 1999.

  Interest expense was $1.0 million in the third quarter of 1999 compared to $1.1 million in the third quarter of 1998. This was due to lower borrowing rates and lower borrowing levels as proceeds from the stock offering in March 1999 were utilized to reduce borrowings, partly offset by increased amortization of deferred-financing costs due to the shortening of the expiry of the Facilities Agreement.

  Income tax expense was $0.4 million in the third quarter of 1999, an effective tax rate of 33.8%, compared to an effective tax rate benefit of 32.1% in the comparable period in 1998.

  As a result of the factors described above, the Company reported a net income of $0.7 million in the third quarter of 1999 compared to a net loss of $0.7 million for the comparable prior-year period.


Nine-month period ended September 30, 1998 and 1999

  Total revenues in the first nine months of 1999 increased $24.9 million, or 29.7%, to $108.8 million from $83.9 million in the comparable period in 1998. Manufacturing division revenues increased to $90.5 million, or 20.3%, from $75.2 million in the comparable period in 1998 as new products came on stream, while revenues from development division activities increased to $18.3 million, or 109.5%, from $8.7 million in the comparable period in 1998 due to an increase in the number of projects and the acquisition of the Cauldron Process Chemistry business. Total revenues denominated in Great Britain pounds sterling translated at a constant currency rate increased $26.5 million or 31.5%, to $110.4 million in the nine months ended September 30, 1999.

  Cost of goods sold increased $5.1 million, or 7.7%, to $70.7 million in the nine months ended September 30, 1999 from $65.6 million in the comparable period in 1998 and gross margin percentage increased to 35.1% in 1999 from 21.8% in 1998. This increase is due primarily to the higher volume of sales, the continuing impact of the cost reduction program initiated in 1998, ongoing progress in the operating performance of the manufacturing division, a greater mix of higher margin development division revenues, better new product pricing, and reduced expenses associated with new product introduction.

  Selling, general and administrative expenses increased $1.6 million, or 17.8%, to $10.7 million in the nine months ended September 30, 1999 from $9.1 million during the comparable period in 1998. This increase is due primarily to expenses associated with the formation of the development division location in Boston, Massachusetts and the acquisition of the Cauldron Process Chemistry business.

  Research and development expenses increased $1.9 million, or 58.6%, to $5.1 million in the nine months ended September 30, 1999. This increase was due mainly to the cost of additional research chemists at the newly opened development division location in Boston, Massachusetts and pilot plant costs to support the new product pipeline.

  Non-recurring charges and other expenses of $7.5 million in the nine months ended September 30, 1999 include $6.5 million in severance and pension costs associated with the Company's outsourcing and manpower-reduction initiatives at its Dudley, England and Annan, Scotland facilities. In April and June 1999, the Company announced the outsourcing of the Company's inventory warehouse operation and its management information systems departments, and a voluntary redundancy and early-retirement program at its Dudley, England and Annan, Scotland facilities. In addition, as a result of the Company paying down revolving-credit and term-loan borrowings from the stock offering proceeds and amending its Facilities Agreement to shorten the expiry of the agreement to January 1, 2001 and modify certain other provisions to more favorable terms, the Company recorded a pre-tax non-recurring charge of $1.0 million in the second quarter of 1999 to write off certain deferred financing costs.

  Amortization of goodwill increased in the nine months of 1999 as a result of the amortization of goodwill associated with the asset acquisition of the Cauldron Process Chemistry business in the first half of 1999.

  Interest expense was $4.3 million in the nine months ended September 30, 1999 compared to $3.9 million in the comparable period of 1998. This increase was due primarily to an increase in amortization of deferred financing costs resulting from the shortening of the term of the Facilities Agreement, partly offset by lower borrowing rates and lower borrowing levels.

  Income tax expense was $3.2 million in the nine months ended September 30, 1999, an effective tax rate of 33.8%, compared to a tax benefit of $0.6 million in the comparable period of 1998, an effective tax rate of 33.0%.

  As a result of the factors described above, the Company reported a net income of $6.3 million in the third quarter of 1999 compared to a net loss of $1.2 million for the comparable prior-year period.

Acquisition of Cauldron Process Chemistry Business

  In May 1999, the Company purchased the Cauldron Process Chemistry business in Malvern, Pennsylvania, a leader in the provision of rapid-response process research and development for the pharmaceutical industry. The Cauldron business significantly expands the Company's process research and development capabilities in the United States, adds to its customer base and provides a critically important customer service. The Company paid approximately $5.8 million in cash on May 17, 1999, plus a $1.0 million cash payment on September 30, 1999 with an additional payment due in February 2000 based on the results of the business during 1999. Since its acquisition, Cauldron has not performed up to expectation, as the Company believes certain customer relationships and contracts were misrepresented. The Company has worked through and resolved most of these issues and anticipates Cauldron to perform to expectation in the fourth quarter.

Liquidity and Capital Resources

  Historically, the Company's primary sources of funding have been cash flow from operations, sales of its common stock and borrowings under its revolving-credit and term-loan facilities. In March 1999, the Company consummated the sale of 2,875,000 shares of its common stock issued to the public. This resulted in net proceeds to the Company of approximately $51.1 million. The Company used the proceeds from the stock offering to repay bank borrowings outstanding under the Facilities Agreement.

  Cash provided from operating activities was $14.0 million in the nine months ended September 30, 1999, equal to the comparable period in 1998 as increased profitability and a reduction in inventory were more than offset by cash utilized to reduce trade and contractor creditors, accrued expenses, and an increase in accounts receivable.

  Net cash used in investing activities in the first nine months of 1999 was $21.9 million including $6.9 million for the acquisition of the Cauldron Process Chemistry business, compared to $28.3 million in the same period of 1998. Capital spending of $15.0 million in 1999 consists of expenditures to complete the modification of the Annan facility to a multi-product pharmaceutical fine chemical manufacturing facility, plant maintenance at both the Annan and Dudley sites, and spending at the Boston facility associated with its start up.

  Net cash provided from financing activities for the first nine months of 1999 of $8.8 million is primarily the result of net proceeds from the stock offering, $0.1 million received in a sale-leaseback transaction and $1.7 million in proceeds from exercise of stock options, partly offset by the repayment of borrowings outstanding under the Company's revolving-credit and term-loan facilities of $45.8 million.

  The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of September 30, 1999 the Company had approximately $36.5 million ((Pounds)22.0 million) of availability under its revolving-credit facility.

Year 2000 Disclosure

  The Company has dedicated internal resources to identify and resolve "Year 2000" compliance issues with respect to computer systems and applications utilized by the Company. The Company has also engaged external resources, including hiring an independent consulting firm, and will purchase necessary computer software upgrades to become year 2000 compliant. The Company has developed comprehensive testing procedures for necessary software and equipment which has been installed to validate year 2000 compliance. The Company has implemented a year 2000 compliant management information system at all locations in 1999. The Company expects to spend approximately $7.1 million on systems and equipment, which are year 2000 compliant and will expense these costs in accordance with current accounting guidance.

  The Company believes that the systems at two of the three production facilities at Annan are year 2000 compliant. At present, the Company is not utilizing the third production facility at Annan but has plans to commence operations at this facility in 2000. The Company expects to spend approximately $1.7 million upgrading the facility's computer systems and applications and will expense these costs in accordance with current accounting guidance.

  No assurance can be given that the year 2000 compliance issues will be resolved without any future disruption or that the Company will not incur significant additional expense in resolving the issue. In addition, the failure of certain of the Company's significant suppliers and customers to address the year 2000 compliance issues could have a material adverse effect on the Company.

  Contingency plans have been addressed for all major computer systems and applications, and they include manual capability of certain business areas if necessary, and the controlled shutdown and start-up of the manufacturing plant for a minimum period of days during the date change. The approach, methodology, plans, and contingencies for internal processes have been reviewed by our independent computer consultant and are subject to further development and testing. With regards to external factors such as supply of raw materials, access to funds and potential utility disruption, the Company has developed what it considers to be adequate contingency plans.

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

  Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U. S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled Cumulative Translation Adjustments. In the first nine months of 1999, the cumulative translation adjustment declined $0.3 million due to the reduction in the Great Britain pounds sterling exchange rate to (Pounds)1.65 to $1.00 at September 30, 1999. Operating results of foreign subsidiaries are translated into U. S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U. S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain pounds sterling and Euros.

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

                                           CHIREX INC.



Date: October 28, 1999              By:    /s/  Jon E. Tropsa
                                           ------------------------------------

                                           Jon E. Tropsa
                                           Vice President, Finance

EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

      27                            Financial Data Schedule.