Form 10-K405
period 1999-12-31
CHIREX INC
filed 2000-03-15
CIK 1005407

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       TITLE OF EACH CLASS SECURITIES
    REGISTERED PURSUANT TO SECTION 12(g)
       OF THE SECURITIES EXCHANGE ACT                         NAME OF EXCHANGE
                   OF 1934                                  ON WHICH REGISTERED
    ------------------------------------                 --------------------------
        Common Stock, $.01 par value             The Nasdaq Stock Market's National Market

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: none.

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $361,189,427 as of March 2, 2000.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

  As of March 2, 2000 there were 15,178,290 shares outstanding (excluding as of such date 2,476,724 shares of common stock issuable upon exercise of options with a weighted average price of $18.38 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Items 7 and 8 of Part II incorporate by reference the Registrant's 1999 Annual Report to Stockholders. Part III incorporates by reference the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  CHIREX INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

 ITEM  1. BUSINESS.......................................................     1

 ITEM  2. PROPERTIES.....................................................    23

 ITEM  3. LEGAL PROCEEDINGS..............................................    23

 ITEM  4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    23

                                    PART II

 ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................    24

 ITEM  6. SELECTED HISTORICAL FINANCIAL DATA.............................    25

 ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION........................................    25

 ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    26

 ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    26

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    27

 ITEM 11. EXECUTIVE COMPENSATION.........................................    27

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    27

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    27

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.......................................................    27

                                    PART I

ITEM 1. BUSINESS

General

  ChiRex Inc., The Drug Substance Company, is an integrated pharmaceutical outsourcing company that provides contract process research and development (contract chemistry) and contract manufacturing of active pharmaceutical ingredients. The Company owns a widely-applicable portfolio of proprietary process chemistry patents. The Company operates through two operating divisions, the development division and the manufacturing division. The Company's development division is engaged in every aspect of drug substance development from discovery support before submission of IND (Investigational New Drug) and process research and development and manufacture of active ingredients for clinical trials. The Company's manufacturing division produces bulk active pharmaceutical ingredients. Together, the two divisions span all of the steps needed to prepare the Drug Substance subsection of a FDA New Drug Application. The range of services provided by the company include:

  . proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and production of unique proprietary building blocks that aid in the drug discovery process;

  . customer-sponsored innovative process research to solve process chemistry challenges using either traditional chemistry techniques or proprietary techniques;

  . process research and development including discovery support, route design, route development and synthesis of pre-clinical and clinical molecules;

  . scale-up of clinical trial quantities of active pharmaceutical ingredients including laboratory synthesis, validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production; and

  . production of commercial-scale active ingredients for launch and later for sale in all markets globally.

  We are one of only a few outsourcing companies to offer all of these services in-house in addition to offering proprietary process technologies. By offering integrated services, we are able to minimize the risks, costs and time associated with our customers bringing new drugs to market.

  Since completing our initial public offering in March, 1996, we have taken steps to become a high-quality, full-service outsourcing company, structured into a development division and manufacturing division, and complemented by our proprietary process chemistry technologies. For example, we (i) optimized our Dudley manufacturing facility and disposed of non-core products, primarily our acetaminophen business; (ii) opened our development division's research and development laboratories and an associated pilot plant at the Dudley site, which currently employs 31 scientists, and which has allowed us to develop products successfully for our customers, many of which products are based on our proprietary process chemistry technologies; (iii) purchased a cGMP manufacturing facility in Annan, Scotland, in the fall of 1997 from GlaxoWellcome ("Glaxo") and entered into a five-year supply agreement with Glaxo; (iv) redesigned, reconfigured and upgraded the Annan facility to manufacture products under the Glaxo supply agreement and to increase the general flexibility of the facility to produce products for other leading pharmaceutical companies; (v) opened our development division research and development laboratories in Boston, Massachusetts, which as of December 31, 1999 employed 16 research scientists; and (vi) acquired the assets of Cauldron Process Development in Malvern, Pennsylvania, which as of December 31, 1999 employed 13 research scientists and operates a pilot plant utilizing 4 reactors having a total capacity of 220 gallons. In addition, during 2000 we plan to expand our development division facilities in Boston and Malvern, and build a pilot plant facility at our Annan, Scotland facility. This will allow a total complement of over 100 research scientists in our development division. The expansion to the Malvern site will also increase the pilot plant to 6 reactors having a total capacity of 520 gallons. These expansions will further increase our capacity to assist our customers in discovery support, route design, route development and synthesis of clinical and pre-clinical molecules. The expansions also increase our ability to develop further our proprietary technologies.

  ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts, Malvern, Pennsylvania, Dudley, England and Annan, Scotland. Currently, we manufacture in excess of 50 products on a commercial scale. We have approximately 45 U.S. patents and several patent applications with respect to our technologies. Our customers include 30 of the top 40 global pharmaceutical companies and more than 25 smaller pharmaceutical companies.

Industry Trends

  Recent trends in the industry are resulting in the increased outsourcing of drug design, development and manufacturing. Pharmaceutical companies are under pressure to deliver new drugs to market in the shortest period of time in order to capture market share, accelerate the realization of revenues and maximize the impact of the limited life of patent protection. As a result, they have increasingly focused their resources on the discovery of new drugs and sought to outsource more and more services. We believe this trend towards outsourcing drug design, development and manufacture will continue for the following reasons:

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

  . the increasing complexity of the chemical synthesis used to produce new drugs, particularly in commercial quantities; and

  . the growth of the biotechnology industry, in which many companies do not have the chemical expertise and capabilities needed to conduct their own process development, scale up work or commercial scale manufacture.

Business Strategy

  Our strategy is to increase shareholder value by capitalizing on our technological strengths and our process research and development and manufacturing capabilities to be the preferred partner to major pharmaceutical and smaller pharmaceutical companies in discovery support, route design, route development and synthesis of pre-clinical and clinical molecules and for the production of commercial-scale active ingredients for launch and later for sale in all markets globally. The key elements of our strategy are:

 Provide Integrated Services/"One Stop" Shopping

  We believe that significant opportunities exist for a company that provides a broad range of outsourcing services. With the growth of our development division, we are now able to offer our customers a complete and integrated package of services throughout the life cycle of a product. By providing process research and development expertise, pilot plant capacity and full-scale manufacturing facilities, we offer a convenient and seamless solution to our customers' outsourcing needs. Our integrated approach offers technical and commercial synergies and the potential to reduce the time, costs and risks associated with the development of new drugs.

 Commercialization of Proprietary Technology

  Our development division assists customers in the early stages of process development to devise manufacturing processes that will be viable and cost efficient for scale-up and full-scale commercial production.

The development division relies on traditional chemistry technologies and our proprietary technologies to solve process chemistry challenges for our customers and to reduce drug development time. The development division:

  . advances the commercialization of a variety of our technologies, with an emphasis on our hydrolytic kinetic resolution process technologies developed by Professor Eric N. Jacobsen which enables the production of single-isomer pharmaceutical chiral intermediates;

  . provides process research and development services, including discovery support, route design, route development and synthesis of pre-clinical and clinical molecules;

  . serves as a source of new commercial-scale product opportunities for our manufacturing division;

  . develops and markets non-regulated, proprietary chiral building blocks to innovative pharmaceutical companies to save them time and money and to infuse the benefit of our technologies into their development pipelines;

  . serves as a source of licensing revenues derived from our technologies where our customer has other manufacturing capacity, the technology is being used for non-pharmaceutical purposes, or capacity constraints prevent us from offering manufacturing services; and

  . enhances our presence in the United States, the world's largest pharmaceutical market.

  The development division's research scientists in Boston are under the direction of Professor Eric N. Jacobsen, Professor of Chemistry and Chemical Biology at Harvard University. Professor Jacobsen is a member of our Board of Directors and Scientific Advisory Board.

 Focus on the Manufacture of High-Margin, Value-Added Products

  We intend to continue focusing on the manufacture of high-margin, highly-engineered, value-added products using a variety of chemistry technologies. Because of the high level of development engineering and synthesis design required for these products and because these products must be made in strictly controlled, FDA inspected facilities, their manufacture requires the expertise of a company such as ours. These products offer the potential for higher margins than specialty chemicals and non-regulated fine chemicals. In addition, once full production of these products is commenced, the commercial relationship for such products is generally stable due to the significant costs and regulatory impediments of transferring production to a new facility.

 Continue Developing Significant, Long-Term Relationships with Industry
Leaders

  We intend to expand our customer base by developing significant, long-term relationships with new pharmaceutical companies. We believe that the development division is a valuable platform for forging new relationships as customers seek the benefits of our process chemistry expertise and proprietary technologies. In addition, our manufacturing division has substantial available capacity which we are marketing to potential customers.

 Pursue Selective Acquisitions, Affiliations and Expansions

  We intend to expand our business activities through selective acquisitions, strategic affiliations and internal expansion, including:

  . in the technology area, we intend to seek opportunities to acquire or license complementary technologies and to collaborate or form alliances with third parties with valuable, complementary technologies;

  . we intend to pursue strategic acquisitions to extend our geographical presence and customer base by acquiring or building development capability in North America and Continental Europe; and

  . we intend to double the capacity of our current development division operations at Boston and Malvern, and build a pilot plant at our Annan site.

Competitive Strengths

  We believe we maintain a strong competitive position in our industry. This is attributable to a number of factors, including:

 Full Complement of Integrated Services

  We believe that our ability to address our customers' outsourcing needs at each stage in the chemical development process of a molecule allows us to compete effectively for the entire range of outsourcing arrangements that customers require. In addition, we believe we have a competitive advantage because we can internally transfer technology throughout the product lifecycle, saving time and money and reducing risk. Our ability to provide services at the earliest stages of the drug development process should give us a competitive advantage during clinical trial and full scale manufacturing.

 Leading Proprietary Technologies

  In addition to our expertise in traditional chemistry technologies, we hold numerous licenses and patents in chiral and non-chiral process chemistries, including an exclusive license with Harvard University for the application of hydrolytic kinetic resolution. Based on industry estimates, more than two-thirds of pharmaceuticals currently in development are chiral molecules. We believe that utilizing our proprietary technologies, in particular our chiral technologies, in the production process may allow us to achieve higher margins than possible with non-proprietary technologies. Also, we have found that our customers value suppliers who invest in technology as such investment allows customers to reduce their drug development time and provides unique solutions to their process development challenges. In addition, we can leverage our proprietary technologies to forge relationships for our high-margin manufacturing operations.

 World-Class Manufacturing Facilities

  Since January 1, 1996, we have invested over $275 million to acquire and upgrade our two world-class cGMP manufacturing facilities. The manufacturing operations at Dudley are flexibly designed so that they can be used for a large number of products. The Annan facility is a modern state-of-the-art pharmaceutical manufacturing facility with substantial space to expand future production.

 Relationships with Industry Leaders

  Our reputation for high quality contract process research and development, contract manufacturing and innovative proprietary technologies have enabled us to establish relationships with leading pharmaceutical companies. Our customers include 30 of the top 40 global pharmaceutical companies and more than 25 smaller pharmaceutical companies.

 Barriers to Entry

  We believe there are significant entry barriers to our industry, including:

  . access to and expertise in leading manufacturing and process technologies and the ability to manage the complex regulatory regime governing new product development; and

  . the significant cost and lead time necessary to construct state-of-the-art pilot plant facilities, such as at our Malvern and Dudley sites, and to qualify cGMP commercial scale manufacturing facilities, such as at our Annan and Dudley sites.

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

Business

  We provide a broad range of outsourcing services to pharmaceutical companies, from the early stages of post-discovery drug substance development to manufacturing of bulk active pharmaceutical ingredients. By providing process research and development expertise, pilot plant capacity and full scale manufacturing capabilities, we are able to offer our customers a complete and integrated package of services throughout the product life cycle. The diagram below sets forth the different phases of drug discovery and development and indicates the various services which we offer as our customers move through the drug development process:

                        PRODUCT DEVELOPMENT LIFE CYCLE

             Pre-
Discovery  clinical IND Phase I Phase II Phase III NDA Commercialization
-------------------------------------------------------------------------------
                       PROCESS RESEARCH AND DEVELOPMENT
 . Proprietary technology to speed process research
 . Contract process research and development
 . Technology licensing
 . cGMP small scale capability (0.1-15 Kilograms)
 . cGMP pilot plant (220 gallon total capacity)
 . Analytical methods development
                           SCALE-UP PLANT PRODUCTION
 . Scale-up synthesis
 . Hazard evaluation
 . cGMP pilot plant (10-1,000 kilograms)
 . Analytical validation for cGMP
 . Drug master file preparation
 . In-house regulatory expertise
 . Supply clinical trial quantities of pharmaceutical active ingredients
                          COMMERCIAL SCALE PRODUCTION
 . 2 large scale cGMP manufacturing facilities
 . Multi-hundred metric ton capability
 . Process and plant design
 . Multi-step complex organic synthesis at scale
 . Drug master file and support for new drug applications

Product Development Life Cycle

 Discovery

  The initial challenge in the drug development process is discovery of a compound which may have a therapeutic effect for a particular disease. Our pharmaceutical customers identify a lead compound which interacts with certain biological targets, such as an enzyme or other protein, which are associated with a disease. The discovery process involves screening or testing multiple chemical compounds and their interactions with biological targets to identify the most promising lead compounds for further study.

  As pharmaceutical companies face increasing pressure to bring new drugs to market in the shortest period of time, our customers have focused their efforts and resources on the discovery stage. As a result, these customers have increasingly sought to outsource services in the subsequent stages of the drug development process to companies such as ours to minimize costs and development time.

 Pre-Clinical

  After a lead compound is identified and selected in the discovery phase, the compound is evaluated for efficacy and safety during pre-clinical tests on animal models.

  While a product progresses through pre-clinical trials, customers require process research and development services to determine a cost-effective, safe and timely scale-up of a compound as it progresses from the laboratory to pilot plant and ultimately to commercial scale manufacturing. Process research and development seeks to provide a simple, economic and non-hazardous route to production of a lead compound at the required scale. In addition, customers often require small scale cGMP capabilities to produce quantities of a product for clinical trials and analytical methods development for regulatory and quality control purposes.

  Customers are increasingly seeking outsourcing companies, such as ours, which can provide seamless technology transfer throughout the development process to push a product through the development life cycle as rapidly as possible. As a result, process development and other related services provided by our development division can be a valuable source for developing relationships with customers for pilot plant production and ultimately commercial scale manufacturing by our manufacturing division. In addition, once a company has received certification for a product by the applicable regulatory authority, it is advantageous for the customer to maintain the relationship with such company. Accordingly, expertise in process development can solidify a relationship with a customer early in the product development timeline and help secure longer term commercial-scale supply arrangements.

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

  Upon completion of the clinical trial phases, a new drug application ("NDA") is prepared which bridges the development process from clinical trial to full scale commercial manufacture. The Chemistry, Manufacturing and Controls ("CMC") section of an NDA fully describes the composition, manufacture and specifications of the drug substance, including its physical and chemical characteristics and stability. Together, our development and manufacturing divisions span all of the steps needed to prepare the CMC drug substance subsection of an NDA.

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

 Commercialization

  After a drug has been approved, commercial quantities of the drug are manufactured and marketed for commercial sale. Pharmaceutical companies frequently outsource the manufacture of bulk intermediates and pharmaceutical active ingredients. Companies which provide such services must have facilities that conform to strict guidelines and can pass FDA inspections. In addition, manufacturers of pharmaceutical intermediates and active pharmaceutical ingredients require significant expertise due to the high level of development engineering and synthesis design required for these products.

Relationship with Glaxo

  In the fall of 1997, we purchased Glaxo's pharmaceutical production facility located in Annan, Scotland, for approximately (Pounds)41 million, (approximately $68 million, assuming an exchange rate of $1.66 per (Pounds)1.00) including payment for certain working capital. We entered into a supply agreement with Glaxo to supply certain pharmaceutical intermediates and active ingredients over the five-year life of the contract. In connection with the Glaxo supply agreement, we invested approximately (Pounds)18 million (approximately $30 million, assuming an exchange rate of $1.66 per (Pounds)1.00) to remodel two of the production buildings to accommodate multiple products. Prior to its acquisition by us, the Annan facility was one of only four primary facilities that Glaxo operated in the United Kingdom. In connection with the acquisition of the Annan facility, we hired most of the facility staff formerly employed by Glaxo.

  The Glaxo supply agreement provides for the purchase by Glaxo from us of intermediates and active ingredients. In collaboration with Glaxo, we undertook to install production capacity for the main products covered by the Glaxo supply agreement in excess of the contracted quantities.

  Under the Glaxo supply agreement, Glaxo agreed to purchase a certain amount of products each year from us on a firm commitment basis. If Glaxo does not purchase such products from us in the amount of such firm commitment (other than as a result of our default), it will pay to us the Added Value of such products. As defined in the Glaxo supply agreement, "Added Value" means the difference between the price at which we are to sell the product to Glaxo and the cost of the raw materials and variable costs directly incurred in the manufacture, packaging and waste disposal processes. The Glaxo supply agreement provides that if any amounts are owed by Glaxo under such provision, we will use reasonable endeavors to evaluate in good faith the possibility of manufacturing additional products or volumes for Glaxo on the same terms.

  In addition to products to be supplied by us on a firm commitment basis, the Glaxo supply agreement provides that certain products will be purchased by Glaxo on an intended purchase basis ("Intended Quantity Products"). In the event that such products cannot be purchased by Glaxo in the volumes specified or at all due to lack of regulatory approval or market uncertainties in relation to such products, the Glaxo supply agreement provides that Glaxo will use its best endeavors to purchase certain specified replacement products in a volume which will result in the equivalent Added Value to us.

  During November 1999, Glaxo provided us their preliminary forecast for 2000 demand under the supply agreement. A final forecast was provided on December 1, 1999. The forecast provides that Glaxo will not purchase any Intended Quantity Products during 2000. Glaxo and we have had numerous meetings and correspondence to address Glaxo's obligation to use best endeavors to replace the Intended Quantity Products with products of equivalent Added Value. Glaxo has agreed to undertake a review by June 30, 2000 "to identify opportunities to purchase products in 2000 to compensate ChiRex in accordance with Glaxo's contractual obligations." We can not assure you that Glaxo will place orders with us to replace the Intended Quantity

Products with products of equivalent Added Value during 2000, or thereafter. We can not assure you that Glaxo will comply with its contractual obligations under the supply agreement.

  The Glaxo supply agreement also contains certain profit sharing terms which provide that if orders in excess of volumes of products to be supplied on a firm commitment basis and an intended purchase basis are placed, then any Added Value to which we shall be entitled shall be shared between us and Glaxo in accordance with the terms of the agreement.

  We have agreed under the Glaxo supply agreement to have sufficient capacity to manufacture at least 10% in excess of orders placed by Glaxo under the terms of the Glaxo supply agreement. The products to be supplied by us under the Glaxo supply agreement may be manufactured at either the Dudley or Annan facilities.

  The initial term of the Glaxo supply agreement is through December 31, 2002, and is automatically renewed for successive periods of twelve months unless terminated by either party at the end of its initial term or at the end of any renewal period by 24 months prior written notice. The Glaxo supply agreement may also be terminated upon the occurrence of an insolvency event by either party, a material breach of the terms of the agreement (subject to certain cure periods), or upon 60 days notice by Glaxo if at any time prior to December 31, 2002, there occurs a Change of Control (as such term is defined in the Glaxo supply agreement) of ChiRex (Annan) Limited.

  The aggregate sales volume under the Glaxo supply agreement during 1998 and 1999 was approximately $43 million and $82 million, respectively. The forecast supplied by Glaxo on December 1, 1999 contemplates sales volume under the Glaxo supply agreement during 2000 of approximately $53 million. We also perform additional services and manufacturing for Glaxo that are separate from the Glaxo supply agreement.

Services Offered

  We believe that we are one of only a few companies to offer an integrated package of services from post-discovery to full-scale manufacturing of active pharmaceutical ingredients. Through the interaction of our development division and manufacturing division, and supported by our proprietary technologies, we offer a convenient and seamless solution to our customers' outsourcing needs.

 ChiRex Development Division, Boston

  We commenced operations at our Boston, Massachusetts site in April 1999. As of December 31, 1999, the Boston site included 11,500 square feet of laboratories and employed 16 research scientists. The Boston site is currently undergoing an expansion to 15,000 square feet of laboratories to accommodate up to 32 research scientists and a 50 liter glassware scale-up suite. Professor Eric N. Jacobsen, Professor of Chemistry and Chemical Biology at Harvard University and inventor of some of our leading proprietary technologies, is the scientific director of the Boston site.

 ChiRex Development Division, Malvern

  We acquired the Malvern, Pennsylvania site in May 1999. As of December 31, 1999, the Malvern site included 23,460 square feet of laboratories and pilot plant facilities and employed 13 research scientists. The Malvern site is currently undergoing an expansion to accommodate up to 28 research scientists. The Malvern facility operates a pilot plant which, as of December 31, 1999, included 4 reactors having a total capacity of 220 gallons. The Malvern pilot plant is currently undergoing an expansion to 6 reactors having a total capacity of 520 gallons. The pilot plant expansion includes infrastructure improvements to allow multiple projects to be handled simultaneously.

  The Boston and Malvern sites focus on discovery support, route design, route development and synthesis of pre-clinical and clinical molecules. These sites offer various contract process research and development services under cGMP guidelines, including: (i) contract process development; (ii) custom synthesis; (iii) contract analytical development; and (iv) process research utilizing our proprietary technologies. These sites also serve as a source of licensing revenue derived from our technologies.

 ChiRex Development Division, Dudley

  Opened in 1996, the development division's facility in Dudley, England consists of research and development laboratories and an associated pilot plant. The facility serves customers with early-stage route design and route development of molecules, and prepares chemical processes for commercial manufacturing by conducting economic, hazard and engineering evaluations. The Dudley development facility can also produce clinical trial material quantities. These quantities are produced in the facility's pilot plant, which allows for rapid scale-up from 50-1,000 kilograms under cGMP conditions.

  The Dudley development facility is staffed with over 31 scientists, including experts in process development, analytical development and hazard evaluation. These scientists manage the product between laboratory production and commercial scale manufacture. During this intermediate process and before commencing commercial manufacture, each scientific team carefully considers the safety, speed and cost of each project. The Dudley development facility uses small-scale (25L and 50L) equipment to pilot plant size reactors to replicate processes which assists in evaluations and seamless technology transfer. With safety a primary consideration, the hazard evaluation laboratory enables us to analyze each process before it is scaled up in the pilot plant. Equipment in the hazard evaluation laboratory includes RC1 calorimeters, ARC and vent sizing equipment, DSC and other standard hazard evaluation equipment.

 ChiRex Development Division, Annan

  The development division has initiated construction of a pilot plant at our Annan, Scotland site. This facility will provide a one-tenth minimum scale replica of the commercial scale equipment utilized on the Annan site. The pilot plant will manufacture clinical trial quantities and enable early qualification of Annan as a site of manufacture with the FDA and relevant regulatory bodies while the detailed design of the commercial scale equipment runs in parallel. The pilot plant is scheduled to be completed during 2000, and will be supported by 6 chemists.

 ChiRex Development Division Services

  Process development and custom synthesis services offered by the development division include:

  .  synthesis route selection;

  .  process research to make finished quality products;

  .  production of samples of material and supply of small quantities;

  .  production of samples of material and supply of clinical quantities;

  . development work to generate a technology package to allow us or our customer to manufacture at scale; and

  .  transfer of technology to the manufacturing location.

  Analytical development services offered by the development division include:

  .  test method development and validation;

  .  quality control and release testing;

  . high performance liquid and/or gas chromatography for the separation of enantiomers and identification of impurities; and

  .  nuclear magnetic resonance services.

  Process research utilizing our proprietary technology includes:

  .  process development and sample quantities to qualify with customers;

  . scale-up to 50 liter scale at our Boston facility, scale-up to 100 gallon scale at our Malvern facility, or kilogram to ton production at our cGMP manufacturing facilities in Dudley, England and Annan, Scotland; and

  .  validated scaled technology transfer package.

 ChiRex Development Division, Projects Utilizing Our Proprietary Technologies

  The following table sets forth the number of projects worked on by our development division during the past three years and the number of those projects which incorporated our proprietary technologies:

                                                                1997  1998  1999
                                                                ----  ----  ----
   Projects (1)................................................   53    48   85
   Projects with ChiRex technologies (1).......................   22    24   37
   Percentage of projects with ChiRex technologies (1)......... 41.5% 50.0%  44%

--------
(1) A project can span more than one fiscal year.

  Of the projects that include our proprietary technologies, the following table sets forth the number of projects sponsored by customers or by us:

                                                                  1997 1998 1999
                                                                  ---- ---- ----
   Customer sponsored............................................  15   12   14
   ChiRex sponsored..............................................   7   12   23
                                                                  ---  ---  ---
   Total projects with ChiRex technologies.......................  22   24   37
                                                                  ===  ===  ===

  Development division projects generated revenues for the years ended December 31, 1997, 1998 and 1999 as follows (dollars in thousands):

                                                       1997     1998     1999
                                                      -------  -------  -------
    Product development revenues (2)(3).............  $10,566  $12,947  $23,183
    Percentage of total revenues....................     11.2%    10.8%    15.8%

--------
(2) The revenue on a particular project may be recognized over more than one fiscal year.
(3) Excludes a product that was manufactured in our Dudley pilot plant but in sufficient quantities to be treated as a commercial product.

 ChiRex Manufacturing Division, Dudley and Annan Facilities

  Our manufacturing division operates two cGMP facilities, one in Dudley, England, and the other in Annan, Scotland. Our manufacturing facilities specialize in the scale-up and commercial manufacture of intermediates and pharmaceutical active ingredients under cGMP guidelines. Whether we design the initial synthesis or evaluate and adapt a customer's process to our regulatory and efficiency standards, we produce intermediates and pharmaceutical active ingredients in a highly-regulated environment. Our facilities and processes used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and must pass inspections by the FDA. We also support the commercial production process with regulatory support, including NDA and drug master file assistance.

  The Dudley facility specializes in the scale-up and commercial-scale production of intermediates and active pharmaceutical ingredients. The facility is located on 45 acres and consists of a former Sterling Winthrop facility with a production capacity of 650 cubic meters (over 160,000 gallons). There are two main production buildings at the Dudley site which have a variety of advanced equipment to provide a flexible FDA-inspected, cGMP and ISO 9002 certified manufacturing base. These buildings provide flexible, multi-process facilities (including a segregated bulk pharmaceutical purification suite fitted with reactors, isolation and finishing equipment) capable of performing an extensive range of chemical transformations.

  The Annan facility, one of the world's best-equipped cGMP facilities, specializes in the production of bulk pharmaceutical active ingredients. The facility is located on a 154-acre site and was a former Glaxo facility. The site encompasses three main production buildings, as well as a fourth production building currently being remodeled to house the Annan pilot plant and support 6 associated chemists. Two of the main production buildings, operated as a unit since 1980 to produce large volumes of an anti-hypertensive drug, have been extensively remodeled since being acquired in the fall of 1997 at a cost of $30.0 million to accommodate multiple products. Special features of these two buildings include a computerized process control system, a single fluid heat transfer system and a totally enclosed plant with bulk handling systems (for both powders and liquids) to ensure safe processing of chemicals and solvents. The third main production building, built in 1990 at a cost of $60.0 million, comprises nearly half the site capacity and is available for future contract manufacturing demand.

Product Portfolio

 Commercial Products

  During 1999 we manufactured more than 50 products on a commercial scale. Approximately 89% of our product portfolio is pharmaceutical products with the remaining 11% consisting of fragrance and flavor, agrichemical and polymer products. Nearly all of the products produced or under development by us are governed by secrecy agreements which contain, among other things, restrictions on the disclosure of the customer, the product and the therapeutic indication. Our customers' pharmaceutical products are used in the treatment of, among others, cancer, cardiovascular disease, AIDS, urinary tract infections and high cholesterol.

Manufacturing and Process Development Technology

  We have developed expertise in the large-scale operation of many classical chemical transformation technologies and have the exclusive right to use our proprietary technologies in a defined field on a perpetual basis. Our proprietary technologies consist of proprietary synthesis and separation technologies used in the manufacture of single-isomer and non-single isomer products. The cost and time of pharmaceutical product development has become significantly greater for compounds developed as racemic mixtures as compared to single-isomer chemicals, creating a demand for new processes and process technologies that can produce single-isomer drugs quickly, efficiently and economically.

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

                                                             Development
                                                   -------------------------------
                                                                   Method of
       Technology                   Use              Phase        Manufacture
       ----------         ------------------------ ---------- --------------------
Hydrolytic Kinetic        Catalytic ring opening   Commercial Asymmetric Synthesis
 Resolution.............  of epoxides to make
                          chiral epoxides and
                          diols
Asymmetric                Catalytic asymmetric     Commercial Asymmetric Synthesis
 Dihydroxylation........  reaction to make chiral
                          diols using Sharpless
                          catalyst
Asymmetric Epoxidation..  Catalytic oxidation to   Commercial Asymmetric Synthesis
                          make chiral epoxides
                          using Jacobsen catalyst
Enzymatic Resolution....  Enzymatic                Commercial Enzymatic Resolution
                          biotransformation
Diastereomeric            Resolution by            Commercial Chemical Resolution
 Crystallization........  crystallization
Asymmetric Reduction....  Catalytic reduction to   Laboratory Asymmetric Synthesis
                          make chiral alcohols
Metal-Catalyzed Aromatic
 Carbon-Heteroatom
 Bonding- Forming         Manufacture of aromatic  Laboratory Aromatic Coupling
 Technologies (ABT).....  amines, indoles and
                          diphenyl ethers
Asymmetric Aminoacid      Manufacture of           Laboratory Asymmetric Synthesis
 Technology.............  aminoacids and
                          derivatives

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

  In January 1997, we entered into an exclusive license agreement with Harvard University for the application of hydrolytic kinetic resolution technology to a wide range of pharmaceutical products. Hydrolytic kinetic resolution is a technology developed by Professor Eric N. Jacobsen, a member of our Board of Directors and Scientific Advisory Board, which enables us to produce single-isomer pharmaceutical chiral intermediates using more cost-effective processes than others currently available. We believe that this technology has significant commercial potential, including in the production of drugs for the treatment of asthma, arthritis, cardiovascular disease, AIDS, cancer and hepatitis and also including extensive non-pharmaceutical applications. In May 1998, we also entered into an exclusive license agreement with MIT for the metal-catalyzed aromatic carbon-heteroatom bond forming technologies discovered by Professor Stephen Buchwald of MIT. We believe that these technologies can reduce the complexity and cost of manufacturing certain aryl and heterocyclic intermediates, which are core building blocks for both existing and emerging pharmaceuticals, and thus extend the range of products we can manufacture at a competitive advantage.

Patents and Proprietary Technology

  Our proprietary rights with respect to our products and processes are generally protected only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. Our principal patents expire at various times beginning in 2008. Some of our technology remains uncovered by any patent or patent application. In addition, we have ongoing research efforts and expect to seek additional patents in the future covering patentable results of such research. We cannot assure you that any pending patent applications we file will result in patents being issued, or that any patents or licenses:

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

Business Development, Customers

  We market the majority of our products directly to pharmaceutical companies. An important component of our strategy is to pursue long-term supply relationships with selected major customers. We employ business development professionals who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our research and development personnel. During 1999, our business development personnel more than doubled to six professionals in order to support the expansion of our development division.

  We have implemented a new product management approach by shifting from a departmental to a product management philosophy. This approach is a departure from the traditional plant management focus and involves organizing our activities around products instead of facilities. We believe this approach improves accountability to customers by vesting ultimate authority for every product with a single person, or product manager, at our company. This approach parallels our customers' business activities, thus facilitating communication and cooperation during the production process, and thereby reducing the time needed to take a particular product to market.

  To facilitate this focus on product management, we have implemented a more formalized product evaluation process, including a review of potential new products by a committee involving senior marketing, manufacturing and technology staff. We are reducing overall product complexity by focusing on products that play to our chemistry strengths, such as multi-stage synthesis of complex molecules.

  As part of our ongoing commercial development efforts, we maintain a presence at important international trade shows and host a bi-annual international technical symposium to which selected senior representatives and executives of the research and development organizations of major pharmaceutical companies are invited. In addition, our technical and business development professionals present papers at symposia on a regular basis.

  We are dependent on a small number of customers. In 1999, our three largest customers accounted for approximately 81% of total revenues. Glaxo, Rohm and Haas Company and Sanofi S.A. accounted for approximately 59%, 17% and 15%, respectively, of our 1999 revenues. We will continue to rely on a limited number of customers, particularly Glaxo, as well as a limited number of products for a great deal of our revenues. The loss of one or more of these customers or products would have a material adverse effect on our business. In particular, while our supply agreement with Glaxo contains certain provisions for renewal, we cannot assure you that the contract will be renewed. Our customers may also be susceptible to adverse effects on their own businesses due to changes in government regulation, including those regarding health care reform. This could in turn lead to a decrease in the amount of services and products these customers purchase from us.

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

Environmental Regulation

  Our manufacturing and research and development processes involve the controlled use of hazardous materials. We are subject to numerous laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products in the United Kingdom and United States. In the event of contamination or injury from hazardous materials, we could be held liable for any resulting damages and any such liability could exceed our resources.

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

  Since the initial public offering, we have reached agreement with NW and the EA on a set of contingency measures that would be taken in the event our biological pretreatment plant in Dudley experienced a treatment upset or, due to malfunction or other failure, had to be bypassed for a period of time. The procedures are designed to minimize the impact of such occurrences while allowing us to continue our production operations, which in the absence of such agreed procedures, would have been subject to potential shutdown.

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

  During May 1999, there was a release of approximately 50 liters of ethylene glycol from our Dudley facility to a stream running along the northern border of the site. This stream is classified as a "controlled water" and the loss of glycol was deemed an offense under EPA 1990. During February, 2000, the Company accepted a formal caution under EPA 1990, which concludes all action associated with this incident. However, the caution remains on the Company's record, and may be cited in any future actions taken by the agency.

  During November 1999, there was an unauthorized release at our Dudley facility of approximately 30kg. of gaseous hydrochloric acid to the atmosphere from an authorized process. The Environment Agency has deemed this to be a breach of the Company's site authorization and are currently investigating the incident. We expect that the Environment Agency may assess a fine in regard to the incident. Although we cannot reliably predict the magnitude of such fine, we do not expect it to have a material adverse effect on our financial position or results of operation.

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

  We possess certain IPC authorizations for the Annan site that cover existing products. During 1999 we agreed with the SEPA to revise our authorizations to the "envelope" type, which will encompass the existing products and allow us the flexibility to introduce new products by means of variation to the "envelope." these "envelope" authorizations have been granted for operations in two of the operating plant buildings at the Annan site. We expect during 2000 to receive such authorization for the third operating plant building at the Annan site, as well as ancillary "envelope" authorizations for solvent recovery and bulk storage.

  Phase I of the environmental improvement program for the site incinerator, involving burner modifications, was completed during the fourth quarter of 1998. Phase II, involving installation of a bag-house filter to manage particulate emissions was completed during 1999. The program to reduce volatile organic compound emissions by installing new vacuum pumps and scrubbers was completed during 1999.

  An oil spill following the off-loading of a road tanker occurred on the Annan site in 1992 when Glaxo owned the facility. Actions to control the oil spill were taken at such time. However, sporadic problems have been encountered since such spill, involving the appearance of fuel in the site's drainage system. To address this issue, we have applied for permission to install a land drainage interceptor to capture minor residual oil before it can enter any waterways or the land drainage system. Design work has been completed for the interceptor; however, the project is not expected to be completed during 2000. Under the Asset Purchase Agreement between us and Glaxo, Glaxo is responsible for remediation costs relating to such oil spill and has agreed to provide us with certain indemnities in the event of governmental and other claims.

 Malvern, Pennsylvania Facility

  Our research and development facility in Malvern, Pennsylvania, United States, is subject to regulation or potential liability under various federal environmental laws, including the Clean Air Act ("CAA") the Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Hazard Communication Rules of the Occupational Safety and Health Act ("OSHA"). In addition, the facility is subject to Pennsylvania state laws, including the Hazardous Sites Cleanup Act ("HSCA") and regulations that either implement the above referenced federal laws or operate in addition to those laws. Specifically, the remediation of any environmental contamination of the soil or groundwater at the facility is governed on the state level by the Pennsylvania Land Recycling and Environmental Remediation Standards Act (aka "Act 2") .

  During July 1999, there was a leak of approximately 50 gallons of a mixture of waste fluid containing principally methylene chloride, from a storage drum onto the facility's concrete floor. Methylene chloride is a RCRA listed hazardous waste, and the seepage of some of the material into the soil beneath the floor constituted a release to the environment of a hazardous substance under CERCLA and HSCA. We reported the release to the Pennsylvania Department of Environmental Protection ("DEP") and to appropriate federal and local authorities, and proceeded to excavate and properly dispose of the contaminated soil. We are in the process of completing a final Act 2 remediation report to DEP, which if accepted will protect the company against further regulatory liability under Pennsylvania law. We expect that before final acceptance of the report DEP will assess a fine in regard to the incident. Although we cannot reliably predict the magnitude of such fine, we do not expect it to have a material adverse effect on our financial position or results of operation. In addition, while the acceptance of the Act 2 report does not provide protection from liability under federal or common law, we believe that the federal Environmental Protection Agency ("EPA") is unlikely to take further enforcement action under the circumstances. As a result of the incident, we have reviewed and revised our material handling and storage procedures at the Malvern facility to minimize the possibility of any future release.

  We cannot assure you that we will not be required to incur future expenditures for environmental compliance and control at our facilities in the United Kingdom or United States. Such costs, and other unanticipated costs of compliance with environmental laws and regulations in the future, could have a material adverse effect on our financial position or results of operations.

Other Governmental Regulation

  Our operations, as well as those of our customers, are subject to extensive regulation by numerous governmental authorities in the United States, the United Kingdom and other countries. In particular, we are required to adhere to applicable FDA regulations for cGMP, including extensive record keeping and reporting and periodic inspections of our manufacturing facilities. Similar requirements are imposed by governmental agencies in other countries. The concept of cGMP encompasses all aspects of the production process and involves changing and evolving standards. Consequently, continuing compliance with cGMP is a particularly difficult part of regulatory compliance, especially since the FDA and certain other analogous international governmental agencies have increased the number of regular inspections to determine compliance. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

  Continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by government agencies, industry and others. Such studies, which employ increasingly sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages for persons who allege they have been injured as a result of their use.

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

  The evolving and complex nature of regulatory requirements, the broad authority and discretion of governmental agencies, continuing studies involving the safety of currently marketed pharmaceutical products and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain compliance with regulatory requirements.

  In addition, compliance with governmental laws and regulations, including environmental laws and regulations, requires us to obtain permits issued by appropriate regulatory agencies. Permits generally require periodic renewal or review of their conditions, and public comment may be solicited in the permitting process. We cannot assure you that we will be able to renew or obtain all necessary permits, or that material changes in permit conditions will not be imposed or that material public opposition will not surface. Failure to obtain or renew certain permits could result in the shutdown of our facilities, the imposition of significant fines or the incurrence of significant expenditures to comply with the law.

Financial Information About Foreign and Domestic Operations and Export Sales

  A significant majority of our operations are conducted outside the United States. We operate two manufacturing facilities in the United Kingdom, where a significant majority of our employees are located. For 1997, 1998 and 1999, net sales of our products and services outside the United States totaled approximately $93 million, $119 million and $139 million, representing 99%, 99% and 95%, respectively, of our net sales for those periods. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks and imposition or increase of investment and other restrictions by foreign governments. Because over 90% of our revenues and expenses are denominated in Great Britain Pounds Sterling, our revenues, cash flows and earnings are directly and materially affected by fluctuations in the exchange rate between the Pound Sterling and the U.S. Dollar. These risks could have a material adverse effect on our business and operating results.

Employees

  As of December 31, 1999, we had 568 full-time employees. 298 of our full time employees are unionized. We believe our labor relations are satisfactory.

Legal Proceedings

  We are involved in various legal proceedings incidental to the conduct of our business. While it is not possible to determine the ultimate disposition of these proceedings, we believe that the outcome of such proceedings will not have a material adverse effect on our financial position or results of operations.

Risk Factors

  The following is a description of certain risks that our company faces. This list is not exhaustive. Additional risks not currently known to us or that we currently deem immaterial may also impair our business operations.

 Product Development Risks; Dependence on Others

  Part of our business strategy involves collaborating with our customers in the early stage of product development. This enables us to establish long-term relationships for the manufacture of these products upon their commercialization. We currently collaborate with customers on a substantial number of development products, the majority of which are currently in clinical trials. Our success depends in large part on the following factors:

  . the commercial viability of new pharmaceutical products being developed by our customers;

  .  our customers' willingness to attempt to commercialize such products;
     and

  . the ability of our pharmaceutical customers to conduct clinical trials, obtain required regulatory approvals and successfully market such products.

  In particular, the marketing and sale of pharmaceutical products in the United States will require FDA approvals and will require similar approvals in foreign countries. To obtain such approvals, the safety and efficacy of these products must be demonstrated through human clinical trials which, if permitted, can take several years. We cannot assure you that any of these products will be safe or effective. Each stage in the development of these products can require substantial investment and take a long time without any assurance as to the commercial viability of these products, the absence of competing drugs or alternative therapies. We cannot assure you that our product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, that products can be manufactured at an acceptable cost and with appropriate quality, that any products, if approved, can be successfully marketed or that our customers will commercialize such products.

 Dependence on Key Customers and Products

  We are dependent on a small number of customers. In 1999, our three largest customers accounted for approximately 81% of total revenues. Glaxo, Rohm and Haas Company and Sanofi S.A. accounted for approximately 59%, 17% and 15%, respectively, of our 1999 revenues. We will continue to rely on a limited number of customers, particularly Glaxo, as well as a limited number of products for a great deal of our revenues. The loss of one or more of these customers or products would have a material adverse effect on our business. In particular, while our supply agreement with Glaxo contains provisions for renewal, we cannot assure you that the contract will be renewed. Our customers may also be susceptible to adverse effects on their own businesses due to changes in government regulation, including those regarding health care reform. This could in turn lead to a decrease in the amount of services and products these customers purchase from us.

  During November 1999, Glaxo provided us their preliminary forecast for 2000 demand under the 1997 Glaxo supply agreement. A final forecast was provided on December 1, 1999. The forecast provided that Glaxo would not purchase any Intended Quantity Products during 2000. Glaxo and we have had numerous meetings and correspondence to address Glaxo's obligation to use best endeavors to replace the Intended Quantity Products with products of equivalent Added Value. Glaxo has agreed to undertake a review by June 30, 2000 "to identify opportunities to purchase products in 2000 to compensate ChiRex in accordance with Glaxo's contractual obligations." We can not assure you that Glaxo will place orders with us to replace the Intended Quantity Products with products of equivalent Added Value during 2000, or thereafter. We can not assure you that Glaxo will comply with its contractual obligations under the 1997 supply agreement. See "Business--Relationship with Glaxo."

 Risks Associated With Operating Facilities

  Many factors, such as production disruptions, industrial accidents, environmental hazards, technical difficulties or equipment failures, labor disputes, late delivery of supplies, and periodic or extended interruptions due to inclement or hazardous weather conditions, fires, explosions or other accidents or acts of force majeure, could cause serious operational problems at the Annan, Dudley, Boston and Malvern facilities. These events could damage or destroy those facilities, cause personal injury, environmental damage, delays in productions, or result in financial losses and legal liability. Any prolonged downtime or shutdowns of the Annan, Dudley, Boston or Malvern facilities would have a material adverse effect on our business, results of operations, financial conditions or prospects.

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

 Dependence on Key Personnel

  We are highly dependent on some of the key members of our senior management and scientific staff, including, in particular, Michael A. Griffith, Chairman of the Board and Chief Executive Officer, Ian D. Shott, President, Manufacturing Division, Bruce P. Shutts, President, Development Division, and Eric N. Jacobson, the Scientific Director of the Boston facility on a consultancy basis and a member of our Board of Directors and Scientific Advisory Board. We cannot assure you that we will be able to retain such personnel. The loss of one or more members of our senior management or scientific staff could have a material adverse effect on our business, results of operations, financial conditions or prospects.

 Environmental Risks; Hazardous Materials

  Our manufacturing and research and development processes involve the controlled use of hazardous materials. We are subject to laws and regulations in the United Kingdom and the United States governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. In the event of contamination or injury from hazardous materials, we could be held liable for any damages that result. Our liability for these damages could exceed our resources. In addition, we may have to incur significant costs to comply with environmental laws and regulations in the future. Any environmental regulatory action taken by U.K. or U.S. environmental authorities causing the temporary cessation of production operations at the Dudley, Annan, Boston or Malvern facilities could have a material adverse effect on our results of operations. Maintaining our permitted effluent discharge limits and implementing air emission improvement programs acceptable to the regulatory authorities may also prove costly. These programs may require significant ongoing capital expenditures in an amount greater than we currently anticipate, which could have a material adverse effect on our results of operations.

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

 Patents and Proprietary Technology

  Our proprietary rights with respect to our products and processes are generally protected only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. Our principal patents expire at various times beginning in 2008. Some of our technology remains uncovered by any patent or patent application. In addition, we have ongoing research efforts and expect to seek additional patents in the future covering patentable results of such research. We cannot assure you that any pending patent applications we file will result in patents being issued, or that any patents or licenses:

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

 Significant Risks Relating to International Operations; Currency
Fluctuations; Introduction of the Euro

  A significant majority of our operations are conducted outside the United States. We operate two manufacturing facilities in the United Kingdom, where a significant majority of our employees are located. For 1997, 1998 and 1999, net sales of our products outside the United States totaled approximately $93 million, $119 million and $139 million, representing 99%, 99% and 95%, respectively, of our net sales for those periods. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks and imposition or increase of investment and other restrictions by foreign governments. Because over 90% of our revenues and expenses are denominated in Great Britain Pounds Sterling, our revenues, cash flows and earnings are directly and materially affected by fluctuations in the exchange rate between the Pound Sterling and the U.S. Dollar. These risks could have a material adverse effect on our business and operating results.

  As of January 1, 1999 the Euro replaced some of the currencies of the member states of the European Union, including countries in which we market our products. We cannot assure you that the introduction of the Euro will not increase the volatility of Pounds Sterling exchange rates or result in the future appreciation of Pounds Sterling, which could, in either case, adversely affect our results of operations. It is possible that under certain circumstances the United Kingdom may participate in the European Monetary Union in the future. If the United Kingdom were to participate in the European monetary union, the Pound Sterling will be replaced by the Euro.

 Dependence on Raw Material Suppliers

  We purchase raw materials, primarily chemicals, from suppliers throughout the world. These chemicals range from basic commodities to more sophisticated advanced intermediates. In many instances we use only one supplier to get a volume discount and to ensure the chemicals meet our stringent quality standards. If the supply of a key raw material is interrupted for any reason, this could have an adverse impact on our ability to manufacture a particular intermediate or active pharmaceutical ingredient for our customers. In most situations, there are alternate suppliers throughout the world of any chemical that we require. If there was a significant delay in identifying and qualifying a new supplier or if there are no alternate suppliers, there could be a loss of sales and of customers, or an increase in the cost of production. Any of these events could have a material adverse effect on our results of operations. We do not have a long-term supply agreement with most of our suppliers. We purchase the chemicals on a purchase order basis and forecast our needs based on our customers' requirements. There can be no assurance that such suppliers will continue to make available to us the required raw materials on reasonable terms, if at all. The availability and price of raw materials may be subject to curtailment or change due to limitations that may be imposed under new legislation or governmental regulations, suppliers' allocations to meet demand of other purchasers, interruptions in production by suppliers and other conditions. In addition, raw materials used by us may be subject to significant price fluctuations. A substantial increase in prices or a continued interruption in supply would have a material adverse effect on our business and results of operations.

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

  In addition, the Board of Directors has adopted a Rights Plan, which may render an unsolicited takeover of our company more difficult or less likely to occur or might prevent such a takeover, even though such takeover may offer our stockholders the opportunity to sell their stock at a price substantially above the prevailing market rate and may be favored by a majority of our stockholders. The Rights Plan could adversely affect the market price of the Common Stock.

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

ITEM 2. PROPERTIES

  Our corporate offices are located in Stamford, Connecticut, and our development division operates at facilities in Boston, Massachusetts, Malvern, Pennsylvania and Dudley, England. Our manufacturing division facilities are located in Dudley, England and Annan, Scotland.

                            LAND    SIZE
   LOCATION         TITLE  (Acres) (sq.ft.) USE
   --------         ------ ------  -------  ---------------------------------------
   Stamford, CT     Leased  --       4,500  Corporate Office
   Boston, MA       Leased  --      11,000  R&D, Laboratories, Offices
   Malvern, PA      Leased  --      23,460  R&D, Laboratories, Pilot Plant, Offices
   Dudley, England   Owned   45    443,108  Manufacturing, Warehousing, Offices
   Annan, Scotland   Owned  154    158,446  Manufacturing, Warehousing, Offices

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Common Stock

  The Common Stock was initially offered to the public on March 5, 1996 at a price of $13.00 per share. Our Common Stock is listed and traded on The Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "CHRX." The following table sets forth for the periods indicated the high and low sales prices of our Common Stock as reported by Nasdaq.

      1998:                                                         High   Low
      -----                                                        ------ ------
      First Quarter............................................... $19.31 $11.63
      Second Quarter..............................................  23.25  14.19
      Third Quarter...............................................  19.00   9.75
      Fourth Quarter..............................................  21.38  10.50
      1998:                                                         High   Low
      -----                                                        ------ ------
      First Quarter............................................... $24.50 $18.16
      Second Quarter..............................................  33.25  21.87
      Third Quarter...............................................  35.62  25.81
      Fourth Quarter..............................................  34.87  12.50

  On March 2, 2000, the last reported sale price of our Common Stock as reported by Nasdaq was $23.875. As of March 2, 2000, there were approximately 7,100 holders of record of our Common Stock.

Dividend Policy

  We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

  The following selected historical financial data of our company as of December 31, 1995 and for the year then ended have been derived from the financial statements of our company which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected historical financial data for our company as of December 31, 1996, 1997, 1998 and 1999 and for the years then ended, have been derived from the financial statements of our company which are incorporated by reference elsewhere in this document and which have been audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                              ChiRex Inc.

                                          Years Ended December 31
                                -----------------------------------------------
                                 1995      1996      1997      1998      1999
                                -------  --------  --------  --------  --------
                                   (in thousands except per-share data)
Statement of Operations Data:
Revenues......................  $ 2,754  $ 74,615  $ 94,100  $119,663  $146,989
Cost and expenses:
  Cost of goods sold..........    1,715    56,508    71,440    87,876    93,800
  Research and development....      595     3,517     3,937     4,389     6,958
  Selling, general and
   administrative.............    2,099     7,952     9,423    12,622    14,909
  Goodwill amortization.......      --        924     1,164     1,164     1,383
  Restructuring and other
   expense, net of proceeds
   from disposition of
   acetaminophen business
   in 1997....................      --      5,611     8,069     3,242     7,399
  Write-off of in-process
   research and development...      --      5,790       --        --        --
                                -------  --------  --------  --------  --------
    Total operating expenses..    4,409    80,302    94,033   109,293   124,449
                                -------  --------  --------  --------  --------
Operating income (loss).......   (1,655)   (5,687)       67    10,370    22,540
Interest expense, net.........      --        755     1,052     5,829     5,934
Other expenses................      797       --        --        --        --
                                -------  --------  --------  --------  --------
Income (loss) before income
 taxes........................   (2,452)   (6,442)     (985)    4,541    14,513
(Provision) benefit for income
 taxes........................      --     (1,867)      335    (2,373)   (5,843)
                                -------  --------  --------  --------  --------
Net income (loss) before
 extraordinary loss...........   (2,452)   (8,309)     (650)    2,168    10,763
                                -------  --------  --------  --------  --------
Extraordinary loss net of $633
 thousand benefit for income
 taxes........................      --        --        --        --     (1,460)
Net income (loss).............  $(2,452) $ (8,309) $   (650) $  2,168  $  9,303
                                =======  ========  ========  ========  ========
Diluted income (loss) per
 common share.................  $ (0.70) $  (0.88) $  (0.06) $   0.18  $   0.62
                                =======  ========  ========  ========  ========
Balance Sheet Data (as of
 December 31):
Cash..........................  $     1  $    291  $  5,347  $    128  $  4,480
Total assets..................    2,692   130,806   203,067   238,538   263,052
Long-term debt................      --      3,933    69,675    76,544    38,880
Stockholders' equity..........    2,692    90,068    93,095    97,213   160,047

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Management's discussion and analysis of results of operations and financial condition as set forth on pages 13 through 18 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ChiRex Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ChiRex Inc. included in ChiRex Inc.'s Form 10-K and have issued our report thereon dated February 3, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. ChiRex Inc.'s schedule of Valuation and Qualifying Accounts, included in Schedule II immediately below, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 3, 2000

  Financial statements and supplementary data as set forth on pages 20 through 41 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference. In addition, the following is included herein as Schedule
II:

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1997, 1998 and 1999

                                            Charged
                              Balance    (credited) to             Balance at
                            beginning of Statements of               end of
                               Period     Operations   Deductions    period
                            ------------ ------------- ----------  ----------
   Allowance for doubtful
    accounts
     1997..................     300,000     (236,000)     (42,000)     22,000
     1998..................      22,000          --        (3,000)     19,000
     1999..................      19,000      (19,000)         --          --
   Restructuring reserves
     1997..................  $      --    $1,272,150   $      --   $1,272,150
     1998..................   1,272,150          --      (172,150)  1,100,000
     1999..................   1,100,000   $7,400,000   $4,500,000   4,000,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The required information is hereby incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 13, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The required information is hereby incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 13, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The required information is hereby incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 13, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The required information is hereby incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before March 13, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements. The following financial statements as set forth on pages 19 through 41 of the Registrant's 1999 Annual Report to Stockholders are incorporated herein by reference:

   .Reports of Independent Public Accountants;
   . Consolidated Balance Sheets as of December 31, 1998 and 1999;
   . Consolidated Statements of Operations and Comprehensive Income for the
     years ended December 31, 1997, 1998 and 1999;
   . Consolidated Statements of Cash Flows for the years ended December 31,
     1997, 1998 and 1999;
   . Consolidated Statements of Stockholder's equity for the years ended
     December 31, 1997, 1998 and 1999; and
   . Notes to Consolidated Financial Statements.

  (a)(2) Financial Statement Schedule. Schedules have been omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

  (a)(3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K. In 1999 we filed the following Report on Form 8-K:

   . On December 10, 1999, announcing a shortfall in demand from GlaxoWellcome during 2000.

                                  CHIREX INC.
                               INDEX TO EXHIBITS
                                Item 14 (a) (3)

 Exhibit No.                             Description
 -----------                             -----------
  2.1*       Agreement for the Sale and Purchase of the Entire Issued Share
             Capital of Sterling Organics
             Limited by and among Sanofi Winthrop Limited, Crossco (157)
             Limited and Sanofi, dated
             August 10, 1995.
  2.2*       Contribution Agreement by and among the Registrant, SepraChem Inc.
             and the shareholders of Crossco (157) Limited listed on Schedule 1 attached thereto, dated February 7, 1996.
  2.3*       Agreement and Plan of Merger by and among the Registrant,
             SepraChem, Sepracor, SepraChem. Merger Corporation, Roger B.
             Pettman and Certain Trusts Affiliated with Victor H. Wooley, dated as of February 6, 1996, as amended.
  2.4****    Asset Purchase Agreement between ChiRex Limited, ChiRex Inc. and
             Rhone Poulenc Chimie S.A.
  2.5*****   Asset Purchase Agreement between ChiRex Inc. and GlaxoWellcome plc
  3.1*       Certificate of Incorporation of the Registrant.
  3.2***     Amended and Restated By-Laws of the Registrant.
  4.1*       Specimen Certificate for Shares of Common Stock, $.01 par value, of the Registrant.
  4.2        Amending and Restating Agreement dated December 24, 1999, between
             ChiRex Inc., its subsidiaries, National Westminster Bank plc., and the lenders and other parties named therein.
  4.3*****   Pledge Agreement between ChiRex Inc. and Bankers Trust Company.
 10.1*       1995 Employee Stock Purchase Plan.
 10.2***     1997 Stock Incentive Plan.
 10.3*****   Amended and Restated 1995 Director Stock Option Plan.
 10.4##      Employment Agreement with Michael A. Griffith dated as of
             September 1, 1998.
 10.5##      Amended and Restated Employment Agreement with Frank J. Wright dated as of June 24, 1998 and Amendment No. 1 dated December 16,
             1998.
 10.6##      Amended and Restated Employment Agreement with Jon E. Tropsa dated as of April 15, 1998.
 10.7##      Employment Agreement with Ian D. Shott dated as of June 9, 1998.
 10.8##      Employment Agreement with Roger B. Pettman dated as of April 15,
             1998.
 10.9        Employment Agreement with Stuart E. Needleman dated as of February
             1, 1999.
 10.10       Employment Agreement with Thomas I.H. Dubin dated as of February
             26, 1999.
 10.11       Employment Agreement with Bruce P. Shutts dated as of July 5,
             1999.
 10.12***    ChiRex Pension Scheme.
 10.13***    License Agreement dated as of February 3, 1997, between ChiRex
             Inc. and President and Fellows of Harvard College.
 10.15*      Technology Transfer and License Agreement by and between the
             Registrant and Sepracor, dated as of January 1, 1995.
 10.16*      Technology Development Agreement by and between SepraChem and
             Sandoz PhaLma Ltd., dated October 1, 1995.

 Exhibit No.                             Description
 -----------                             -----------
 10.17*      License Agreement by and between Sepracor and Massachusetts
             Institute of Technology, dated May 5, 1989.
 10.18*      License Agreement by and between Sepracor and Massachusetts
             Institute of Technology, dated June 21, 1991.
 10.19*      License Agreement by and between Sepracor and Research Corporation
             Technologies, Inc., dated March 13, 1991.
 10.20*      License Agreement by and between Sepracor and Research Corporation
             Technologies, Inc., dated September 10, 1992.
 10.21*      License Agreement by and between Sepracor and Tanabe Seiyaku Co.,
             Ltd., dated October 30, 1990.
 10.22*      Toll Manufacturing Agreement by and between Sterling Organics and
             Rohm and Haas (UK) Limited, dated August 27, 1987.
 10.23*      Supply Agreement by and between Sterling Organics and Sanofi
             Winthrop Limited and Sterling Winthrop, Inc. dated June 17, 1994.
 10.24*      Supply Agreement by and between Sterling Organics and Sanofi S.A., dated August 10, 1995.
 10.25*      Supply Agreement by and between Sterling Organics and Sanofi S.A., dated August 10, 1995.
 10.26*      Procedural Joint Union Agreement by and between Sterling Organics and AEEU, dated July 7, 1975.
 10.27*      House Agreement by and between Sterling Organics and AEEU, dated
             February 1976.
 10.28*      Procedural Agreement by and between Sterling Organics and EESA, dated November 3, 1977.
 10.29*      Agreement by and between Sterling Organics and ACTS, dated July
             19, 1978.
 10.30*****  Supply Agreement between ChiRex Inc. and GlaxoWellcome p1c.
 10.31##     Consulting Agreement with Eric N. Jacobsen dated as of October 1,
             1998.
 10.32##     Assignment Agreements to ChiRex America, Inc. dated as of May 19,
             1998, of the License Agreements listed under Exhibits 10.19, 10.20 and 10.22.
 10.33##     Amendment No. 3 dated as of May 19, 1998, to the Technology and
             Transfer Agreement.
 13          ChiRex Inc. 1999 Annual Report.
 21##        Subsidiaries of the Registrant.
 23.1        Consent of Arthur Andersen LLP.
 27          Financial Data Schedule

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

## Previously filed by the Registrant on the Company's 1998 Annual Report on Form 10-K and is incorporated by reference.

+    Confidential treatment received as to certain portions.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Stamford, Connecticut on this 6th day of March, 2000.

                                          CHIREX INC.

                                          By:      /s/ Michael A. Griffith
                                             ----------------------------------
                                                    Michael A. Griffith
                                                Chairman and Chief Executive
                                                          Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 6th day of March, 2000.

                 Signature                                      Title
                 ---------                                      -----

          /s/ Michael A. Griffith           Chairman of the Board of Directors and Chief
___________________________________________  Executive Officer (Principal Executive
            Michael A. Griffith              Officer)

             /s/ Jon E. Tropsa              Vice President, Finance (Principal Financial
___________________________________________  Officer)
               Jon E. Tropsa

           /s/ Eric N. Jacobsen             Director
___________________________________________
             Eric N. Jacobsen

            /s/ Dirk H. Detert              Director
___________________________________________
              Dirk H. Detert

           /s/ W. Dieter Zander             Director
___________________________________________
             W. Dieter Zander