Form 10-Q
period 2000-03-31
CHIREX INC
filed 2000-04-28
CIK 1005407

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000  Commission File number 0 - 27698

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


Yes   X      No
    -----       ------


Number of shares outstanding of the issuer's classes of common stock as of April 24, 2000.



             Class                               Number of Shares Outstanding
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                    15,250,916

                                  CHIREX INC.

                                     INDEX

                                                                                Page Number
                                                                                -----------
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements

                     Consolidated Balance Sheets as of
                     December 31, 1999 and March 31, 2000                            3

                     Consolidated Statements of Operations
                     for the three months ended March 31, 1999 and 2000              4

                     Consolidated Statements of Comprehensive Operations
                     for the three  months ended March 31, 1999 and 2000             4

                     Consolidated Statements of Cash Flows for the
                     three months ended March 31, 1999 and 2000                      5

                     Notes to Consolidated Interim Financial Statements              6

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   8

PART II.     OTHER INFORMATION
             Item 1. Legal Proceedings                                              12
             Item 2. Changes in Securities and Use of Proceeds                      12
             Item 3. Defaults Upon Senior Securities                                12
             Item 4. Submission of Matters to a Vote of Security Holders.           12
             Item 5. Other Information                                              12
             Item 6. Exhibits and Reports on Form 8-K                               12
             SIGNATURE                                                              12


      This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Forward-looking statements are typcially identified by the words "believe," "expect," "anticipate," "intend," "estimate," "plan" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of factors ("Cautionary Statements") such as product development and market acceptance risks, product manufacturing risks, the impact of competitive products and pricing, the results of current and future licensing and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, risks of product non-approval or delays or post-approval reviews by the U.S. Food and Drug Administration or foreign regulatory authorities and those described under "Risk Factors" on page 26 of our Annual Report on Form 10-K for the year ended December 31, 1999. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this Quarterly Report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. ChiRex does not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to ChiRex or persons acting on behalf of ChiRex are expressly qualified in their entirety by the Cautionary Statements.

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                  CHIREX INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND MARCH 31, 2000
                (dollars in thousands except per-share amounts)


                                                                      December 31,           March 31,
                                                                          1999                  2000
                                                                    -----------------     -----------------
                                                                                            (unaudited)
ASSETS
------

Current assets:
    Cash                                                              $        4,480         $       6,805
    Trade and other receivables                                               31,096                17,446
    Inventories                                                               27,503                25,770
    Other current assets                                                       5,323                 7,571
                                                                    -----------------     -----------------
      Total current assets                                                    68,402                57,592
Property, plant and equipment, net                                           163,147               164,128
Intangible assets, net                                                        30,287                29,905
Other non-current assets                                                       1,216                 1,135
                                                                    -----------------     -----------------
    Total assets                                                      $      263,052         $     252,760
                                                                    =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                                  $        8,763         $      13,502
    Accrued expenses                                                          16,071                11,234
    Current portion of long-term debt                                          9,720                 9,540
    Current portion of capital-lease obligations                               1,683                 1,500
    Income taxes payable                                                       1,530                     -
                                                                    -----------------     -----------------
      Total current liabilities                                               37,767                35,776
Long-term debt                                                                38,880                35,775
Deferred income taxes                                                         14,487                14,938
Capital-lease obligation                                                       4,272                 3,714
Deferred income                                                                7,599                 6,149
                                                                    -----------------     -----------------
    Total liabilities                                                        103,005                96,352
                                                                    -----------------     -----------------

Commitments and Contingencies                                                   -                     -

Stockholders' equity:
    Preferred stock ($0.01 par value, 4,000,000 authorized
      none issued and outstanding in 1999 and 2000)                             -                     -
    Common stock ($0.01 par value, 30,000,000 shares authorized,
      15,173,290 and  15,224,516 shares issued and outstanding on
      December 31, 1999 and March 31, 2000, respectively)                        152                   152
    Additional paid-in capital                                               158,453               159,337
    Retained earnings (deficit)                                                   60                (2,492)
    Cumulative translation adjustment                                          1,382                  (589)
                                                                    -----------------     -----------------
      Total stockholders' equity                                             160,047               156,408
                                                                    -----------------     -----------------
    Total liabilities and stockholders' equity                        $      263,052         $     252,760
                                                                    =================     =================


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (unaudited)
                   (in thousands, except per-share amounts)


                                                                                 Three-Months Ended
                                                                                       March 31,
                                                                          -------------------------------
                                                                               1999                 2000
                                                                          ---------              --------
 Revenues:
     Manufacturing division                                                $ 29,924              $ 23,485
     Development division                                                     4,256                 2,624
                                                                           --------              --------
       Total revenues                                                        34,180                26,109
      Cost of goods sold                                                    (22,799)              (22,944)
                                                                           --------              --------
       Gross profit                                                          11,381                 3,165

      Selling, general and administrative                                     3,325                 4,535
      Research and development                                                1,321                 1,196
                                                                           --------              --------
       Operating profit (loss)                                                6,735                (2,566)

 Interest expense, net                                                       (2,021)                 (953)
 Amortization of goodwill                                                      (291)                 (381)
                                                                           --------              --------

 Income (loss) before income taxes                                            4,423                (3,900)
 (Provision) benefit for income taxes                                        (1,516)                1,348
                                                                           --------              --------
Net income (loss)                                                          $  2,907              $ (2,552)
                                                                           ========              ========
Weighted average common shares outstanding:
      Basic                                                                  12,092                15,182
                                                                           ========              ========
      Diluted                                                                12,772                15,182
                                                                           ========              ========
 Net income (loss) per common share:
       Basic                                                               $   0.24               $ (0.17)
                                                                           ========              ========
       Diluted                                                             $   0.23               $ (0.17)
                                                                           ========              ========
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                                                  Three-Months Ended
                                                                                       March 31,
                                                                          -------------------------------
                                                                               1999                 2000
                                                                          ----------           ----------
 Net income (loss)                                                         $  2,907               $(2,552)

 Change in cumulative translation adjustment                                 (2,539)               (1,971)
                                                                          ---------            ----------
 Comprehensive net income (loss)                                           $    368               $(4,523)
                                                                          =========            ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                                (in thousands)



                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                          ----------------------------------
                                                                                               1999               2000
                                                                                          ---------------    ---------------
         Cash flows from operating activities:
                Net income (loss)                                                                $ 2,907           $ (2,552)
                Adjustments to reconcile net income (loss) to cash provided by operating activities:
                  Depreciation & amortization                                                      3,750              3,669
                  Deferred tax provision                                                           1,565                663
                  Non-cash charges                                                                     -                100
                  Changes in assets and liabilities:
                     Receivables                                                                  (4,347)            13,403
                     Inventories                                                                   1,115              1,257
                     Other assets                                                                 (1,082)              (391)
                     Accounts payable and accrued expenses                                          (678)               288
                     Income taxes payable                                                            187             (2,769)
                     Deferred income                                                                (417)            (1,357)
                                                                                          ---------------    ---------------
                Net cash provided from operating activities                                        3,000             12,311
                                                                                          ---------------    ---------------

         Cash flows from investing activities:
                Capital expenditures                                                              (7,588)            (7,554)
                                                                                          ---------------    ---------------
                Net cash used in investing activities                                             (7,588)            (7,554)
                                                                                          ---------------    ---------------

         Cash flows from financing activities:
                Payments on revolving credit and term loan facilities, net                       (31,474)            (2,370)
                Proceeds from sale and leaseback, net                                              2,061                  -
                Payments on capital-lease obligations                                                                  (622)
                Proceeds from exercise of stock options                                              269                785
                Issuance of common stock, net                                                     51,206                  -
                                                                                          ---------------    ---------------
                Net cash provided from (used in) financing activities                             22,062             (2,207)
                                                                                          ---------------    ---------------

         Effect of exchange rate changes on cash                                                     (38)              (224)
                                                                                          ---------------    ---------------

         Net increase in cash                                                                     17,436              2,325
         Cash at beginning of period                                                                 128              4,480

                                                                                          ---------------    ---------------
         Cash at end of period                                                                  $ 17,564            $ 6,805
                                                                                          ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Nature of Operations and Principles of Consolidation

Nature of Operations

  ChiRex Inc., The Drug Substance Company, (www.chirex.com) is an integrated
                                            --------------
pharmaceutical outsourcing company that provides a comprehensive range of services to pharmaceutical and biopharmaceutical companies, primarily contract process research and development and contract manufacturing of active pharmaceutical ingredients. The Company operates through two operating divisions, the development division and the manufacturing division. The development division is engaged in every aspect of drug substance development including discovery, development and manufacture of material for clinical trials. The manufacturing division produces bulk active pharmaceutical ingredients. Together, the two divisions span all of the steps needed to prepare the Drug Substance subsection of a New Drug Application. The range of services provided by the company include:

 . proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and unique proprietary building blocks that simplify the drug discovery process,

 . customer-sponsored innovative process research to solve pre-clinical and clinical process chemistry challenges such as route design, route development and demonstration and route optimization using either traditional process chemistry techniques or proprietary techniques,

 . scale-up and supply of clinical trial quantities of active pharmaceutical ingredients including validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production, and

 . production of commercial-scale active ingredients for launch and later for sale in all markets globally.

   ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts; Malvern, Pennsylvania; Dudley, England; and Annan, Scotland.

Principles of Consolidation

   The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended March 31, 2000 and 1999. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

2.  Net Income (Loss) per Common Share

   Basic income (loss) per common share for the first quarter ended March 31, 1999 and 2000 was computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Using the Treasury Stock method, the Company calculates the potential dilution from stock options at the average market stock price during the period based on the assumption that all stock options are exercised whether vested or non-vested, and simultaneously the proceeds of exercise are used to acquire the Company's stock at the average market price during the period. Since the effect of the assumed exercise of stock options of 503,000 shares in the first quarter of 2000 are anti-dilutive, basic and diluted loss per common share as presented on the statement of operations are the same. In the first quarter of 1999, 680,000 of common stock equivalents related to stock options are included in diluted shares outstanding.

3.  Acquisition of Cauldron Process Chemistry Business

  On May 17, 1999, the Company, through a subsidiary, purchased the Cauldron Process Chemistry business in Malvern, Pennsylvania. The Company paid approximately $6.9 million in cash including transaction costs. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities acquired and the results of operations and cash flows are included in the consolidated financial statements from the date of acquisition. The Company recorded goodwill of approximately $5.3 million associated with the acquisition, which is being amortized on a straight-line basis over 15 years.

4.  Segment Information

  The Company operates through two operating divisions, the development division and the manufacturing division. The Company's development division is engaged in every aspect of drug substance development from discovery support before submission of IND and process research and development and manufacture of material for clinical trials. The Company's manufacturing division produces bulk active pharmaceutical ingredients.

  The following table shows data for the Company by segment for the quarters ending March 31 (in thousands):

                                                         1999                2000
                                                    --------------     --------------
Revenues:
   Manufacturing division                                  $29,924            $23,485
   Development division                                      4,256              2,624
                                                    --------------     --------------
         Total                                             $34,180            $26,109
                                                    ==============     ==============

Operating income:
   Manufacturing division                                  $ 6,719            $ 1,541
   Development division                                      2,611               (736)
                                                    --------------     --------------
        Subtotal                                             9,330                805
   Management, sales & administration                       (1,274)            (2,175)
   Research & development                                   (1,321)            (1,196)
                                                    --------------     --------------
        Total                                              $ 6,735            $(2,566)
                                                    ==============     ==============


5.  Change in Depreciable Lives

  As a result of a review of the Company's fixed asset depreciable lives, the Company determined that the estimated useful life for $54.8 million of equipment is 15 years, rather than 7-10 years. This change in estimate has been treated on a prospective basis and resulted in $0.7 million less depreciation expense than would have been recorded using the prior depreciable lives. The impact on the remaining fiscal 2000 quarters is expected to be approximately $0.7 million per quarter compared to 1999.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

Introduction

  ChiRex Inc., The Drug Substance Company, (www.chirex.com) is an integrated
                                            --------------
pharmaceutical outsourcing company that provides a comprehensive range of services to pharmaceutical and biopharmaceutical companies, primarily contract process research and development and contract manufacturing of active pharmaceutical ingredients. The Company operates through two operating divisions, the development division and the manufacturing division. The development division is engaged in every aspect of drug substance development including discovery, development and manufacture of material for clinical trials. The manufacturing division produces bulk active pharmaceutical ingredients. Together, the two divisions span all of the steps needed to prepare the Drug Substance subsection of a New Drug Application. The range of services provided by the company include:

 . proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and unique proprietary building blocks that simplify the drug discovery process,

 . customer-sponsored innovative process research to solve pre-clinical and clinical process chemistry challenges such as route design, route development and demonstration and route optimization using either traditional process chemistry techniques or proprietary techniques,

 . scale-up and supply of clinical trial quantities of active pharmaceutical ingredients including validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production, and

 . production of commercial-scale active ingredients for launch and later for sale in all markets globally.

   ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts; Malvern, Pennsylvania; Dudley, England; and Annan, Scotland.

   A significant portion of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into US Dollars at average exchange rates in accordance with generally accepted accounting principles. The average exchange rate used to make this translation in the first quarter of 1999 and 2000 was $1.60 per (Pounds)1.00. Period-to-period changes in exchange rates can affect the comparability of the Company's financial statements.

Results of Operations

Three-month period ended March 31, 2000 and 1999

   The table below sets forth the revenues by segment for the Company for the quarters ended March 31, 1999 and 2000 (in thousands):


Revenue by Segment                   1999%                       2000%        %
                                  -------                     -------       -----
Manufacturing division            $29,924         87.5%       $23,485       89.9%
Development division                4,256         12.5%         2,624       10.1%
                                  -------                     -------
Total                             $34,180                     $26,109
                                  =======                     =======

  Total revenues in the first quarter decreased $8.1 million to $26.1 million in the first quarter of 2000, from $34.2 million in the comparable period in 1999. Manufacturing division revenues decreased $6.4 million to $23.5 million from $29.9 million in the comparable period in 1999 because of lower shipments to GlaxoWellcome reflecting the previously announced supply agreement shortfall, and the anticipated decline in shipments to Sanofi. Development division revenues decreased $1.6 million to $2.6 million from $4.2 million in the comparable period in 1999. Process chemistry revenues from the Company's Dudley, Malvern and Boston facilities were 90% higher than last year due to an increase in the number of development projects and the acquisition of the Cauldron Process Chemistry business in the second quarter of 1999 and the opening of the Boston facility in April 1999. This increase was more than offset by lower development division materials and validation revenues because last year's results included the completion of a significant validation campaign.

  Cost of goods sold increased $0.1 million to $22.9 million in the first quarter of 2000 from $22.8 million in 1999, and gross margin percentage decreased to 12.1% in the first quarter of 2000 from 33.3% in 1999. This decline is due to the impact of lower sales volume particularly in the manufacturing division and the additional investment in the development division to increase capacity.

  Selling, general and administrative expenses increased $1.2 million to $4.5 million in the first quarter of 2000 from $3.3 million last year. This increase is due primarily to expenses associated with the formation and expansion of the development division, increased business development efforts and the cost of company-wide information systems implemented in 1999.

  Research and development expenses decreased $0.1 million to $1.2 million in the first quarter of 2000. This decrease is due to research projects being customer sponsored versus Company sponsored.

  Amortization of goodwill increased $0.1 million in the first quarter of 2000 from the comparable prior-year period as a result of the acquisition of the Cauldron Process Chemistry business in May 1999.

  Interest expense, net of interest income, was $1.0 million in the first quarter of 2000 compared to $2.0 million in the first quarter of 1999. This was due to lower borrowing levels as proceeds from the stock offering in March 1999 were utilized to reduce borrowings, and higher interest income generated from overnight investments of cash balances.

  Income tax was a benefit of $1.3 million in the first quarter of 2000, an effective tax rate of 34.6%, compared to an effective tax rate of 34.3% in the comparable period in 1999.

  As a result of the factors described above, the Company reported a net loss of $2.6 million in the first quarter of 2000 compared to net income of $2.9 million for the comparable prior-year period.

Acquisition of Cauldron Process Chemistry Business

  In May 1999, the Company purchased the Cauldron Process Chemistry business in Malvern, Pennsylvania, a leader in the provision of rapid-response process research and development for the pharmaceutical industry. The Cauldron business significantly expands the Company's process research and development capabilities in the United States, adds to its customer base and provides a critically important customer service. The Company paid approximately $6.9 million in cash including transaction costs. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities acquired are included in the consolidated balance sheet as of March 31, 2000 and the results of operations and cash flows from the date of acquisition. The Company recorded goodwill of approximately $5.3 million associated with the acquisition, which is being amortized on a straight-line basis over 15 years.

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

  Cash provided from operating activities was $12.3 million in the three months ended March 31, 2000, compared to $3.0 million in the comparable period in 1999 as decreased profitability was more than offset by cash generated from a reduction in working capital, particularly accounts receivable and inventories.

  Net cash used in investing activities in the first three months of 2000 was $7.6 million, which is comparable to the amount used in same period of 1999. Capital spending of $7.6 million in 2000 consists of expenditures to complete the expansion of the Boston facility and building of the pilot plant at Annan in the development division, plant maintenance at both the Annan and Dudley manufacturing division sites, and spending to accommodate new product introductions.

  Net cash used for financing activities for the first three months of 2000 of $2.2 million is primarily the result of net proceeds from exercise of stock options, offset by the repayment of borrowings outstanding under the Company's term-loan facility of $2.4 million and payments of capital lease obligations.

  The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of March 31, 2000 the Company had approximately $6.8 million in cash and cash equivalents and $39.8 million ((Pounds)25.0 million) of availability under its revolving-credit facility.

Year 2000 Disclosure

  The Company has dedicated internal resources to identify and resolve "Year 2000" compliance issues with respect to computer systems and applications utilized by the Company. The Company has also engaged external resources, including hiring an independent consulting firm, and has purchased necessary computer software upgrades to become year 2000 compliant. The Company developed and performed comprehensive testing procedures once necessary software and equipment had been installed to validate year 2000 compliance. The Company implemented a year 2000 compliant management information system at all locations in 1999. The Company expects to spend approximately $7.1 million on systems and equipment, which are year 2000 compliant and will account for these costs in accordance with current accounting guidance.

  The Company believes that the systems at two of the three production facilities at Annan are year 2000 compliant. The Company expects to spend approximately $1.7 million in 2000 upgrading the third production facility's computer systems and applications and will account for these costs in accordance with current accounting guidance.

  The Company experienced no significant Year 2000 issues in 2000. No assurance can be given that Year 2000 compliance issues will not materialize and be resolved without future disruption or that the Company will not incur significant additional expense. In addition, the failure of certain of the Company's significant suppliers and customers to address the Year 2000 compliance issues could have a material adverse effect on the Company.

Foreign Currency

  The Company currently expects revenues from its products outside the United States will continue to be a substantial percentage of its net revenues. The Company believes it has a natural cash currency hedge because its operating expenses and revenues tend to be denominated in matched currencies. Also the Company has partly offset foreign currency-denominated assets with foreign currency-denominated liabilities.

  Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U. S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled cumulative translation adjustment. In 2000, the cumulative translation adjustment declined $2.0 million due to the reduction in the Great Britain pounds sterling exchange rate to $1.59 to (Pounds)1.00 at March 31, 2000 from $1.62 to (Pounds)1.00 at December 31, 1999. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain Pounds Sterling, Euros, and U.S. Dollars.

PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings
               -----------------

               -NONE-

ITEM 2.        Changes in Securities and Use of Proceeds
               -----------------------------------------

               -NONE-

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

                                           CHIREX INC.



Date:   April 28, 2000                     By:  /s/  Jon E. Tropsa
                                               -------------------------
                                               Jon E. Tropsa
                                               Vice President, Finance

EXHIBIT INDEX


Exhibit Number                              Description
--------------                              -----------

  27                                        Financial Data Schedule.