Form 10-Q
period 2000-06-30
CHIREX INC
filed 2000-08-10
CIK 1005407

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000    Commission File number 0 - 27698

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


Yes     X       No
   -----------    -----------


Number of shares outstanding of the issuer's classes of common stock as of August 7, 2000



                Class                               Number of Shares Outstanding
-----------------------------------------           ----------------------------
 Common Stock, par value $.01 per share                       15,310,175

                                   CHIREX INC.

                                      INDEX

                                                                                                                        Page Number
PART I.          FINANCIAL INFORMATION

                 Item 1.    Financial Statements

                            Consolidated Balance Sheets as of
                            December 31, 1999 and June 30, 2000                                                             3

                            Consolidated Statements of Operations
                            for the three-months and six-months ended June 30, 1999 and 2000                                4

                            Consolidated Statements of Comprehensive Operations
                            for the three-months and six-months ended June 30, 1999 and 2000                                4

                            Consolidated Statements of Cash Flows for the
                            six-months ended June 30, 1999 and 2000                                                         5

                            Notes to Consolidated Interim Financial Statements                                              6

                 Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                                   9

PART II.         OTHER INFORMATION

                 Item 1.    Legal Proceedings                                                                              14

                 Item 2.    Changes in Securities and Use of Proceeds                                                      14

                 Item 3.    Defaults Upon Senior Securities                                                                14

                 Item 4.    Submission of Matters to a Vote of Security Holders.                                           14

                 Item 5.    Other Information                                                                              14

                 Item 6.    Exhibits and Reports on Form 8-K                                                               14

                 SIGNATURE                                                                                                 15

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                   CHIREX INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 2000
                 (dollars in thousands except per-share amounts)

                                                                                 December 31,                  June 30,
                                                                                     1999                        2000
                                                                             ----------------------      ----------------------
                                                                                                              (unaudited)
ASSETS
------

Current assets:
     Cash                                                                                  $ 4,480                     $ 5,141
     Trade and other receivables                                                            31,096                      20,203
     Inventories                                                                            27,503                      24,207
     Other current assets                                                                    5,323                       5,736
                                                                             ---------------------      ----------------------
        Total current assets                                                                68,402                      55,287
Property, plant and equipment, net                                                         163,147                     161,002
Intangible assets, net                                                                      30,287                      29,524
Other non-current assets                                                                     1,216                       1,007
                                                                             ---------------------      ----------------------
     Total assets                                                                        $ 263,052                   $ 246,820
                                                                             =====================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                                                      $ 8,763                    $ 23,043
     Accrued expenses                                                                       16,071                       8,280
     Current portion of long-term debt                                                       9,720                       9,060
     Current portion of capital-lease obligations                                            1,683                       1,500
     Income taxes payable                                                                    1,530                           -
                                                                             ---------------------      ----------------------
        Total current liabilities                                                           37,767                      41,883
Long-term debt                                                                              38,880                      31,710
Deferred income taxes                                                                       14,487                      13,665
Capital-lease obligation                                                                     4,272                       2,987
Deferred income                                                                              7,599                       4,258
                                                                             ---------------------      ----------------------
     Total liabilities                                                                     103,005                      94,503
                                                                             ---------------------      ----------------------

Commitments and Contingencies                                                                    -                           -

Stockholders' equity:
     Preferred stock ($0.01 par value, 4,000,000 authorized
        none issued and outstanding in 1999 and 2000)                                            -                           -
     Common stock ($0.01 par value, 30,000,000 shares authorized,
        15,173,290 and  15,261,785 shares issued and outstanding on
        December 31, 1999 and June 30, 2000, respectively)                                     152                         153
     Additional paid-in capital                                                            158,453                     159,514
     Retained earnings (deficit)                                                                60                      (1,451)
     Cumulative translation adjustment                                                       1,382                      (5,899)
                                                                             ---------------------      ----------------------
        Total stockholders' equity                                                         160,047                     152,317
                                                                             ---------------------      ----------------------
     Total liabilities and stockholders' equity                                          $ 263,052                   $ 246,820
                                                                             =====================      ======================

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (unaudited)
                    (in thousands, except per-share amounts)

                                                                                 Three-Months Ended       Six-Months Ended
                                                                                       June 30,                June 30,
                                                                                --------------------     --------------------
                                                                                  1999        2000         1999        2000
                                                                                --------    --------     --------    --------
Revenues:
     Manufacturing division                                                      $28,957     $27,205      $58,881     $50,690
     Development division                                                          7,667       5,497       11,923       8,121
                                                                                --------    --------     --------    --------
        Total revenues                                                            36,624      32,702       70,804      58,811

Cost of goods sold                                                               (23,872)    (24,038)     (46,671)    (46,982)
                                                                                --------    --------     --------    --------
        Gross profit                                                              12,752       8,664       24,133      11,829

Selling, general and administrative                                                3,737       4,349        7,062       8,884
Research and development                                                           1,642       1,511        2,964       2,707
Non-recurring charges and other expenses                                           1,733         -          1,733         -
                                                                                --------    --------     --------    --------
        Operating profit (loss)                                                    5,640       2,804       12,374         238

 Interest expense, net                                                            (1,272)       (883)      (3,293)     (1,836)
 Amortization of goodwill                                                           (334)       (382)        (625)       (763)
                                                                                --------    --------     --------    --------

 Income (loss) before income taxes                                                 4,034       1,539        8,456      (2,361)
 (Provision) benefit for income taxes                                             (1,343)       (498)      (2,858)        850

                                                                                --------    --------     --------    --------
Net income (loss)                                                                 $2,691      $1,041       $5,598     $(1,511)
                                                                                ========    ========     ========    ========

Weighted average common shares outstanding:
       Basic                                                                      14,795      15,255       13,451      15,219
                                                                                ========    ========     ========    ========

       Diluted                                                                    15,737      15,706       14,263      15,219
                                                                                ========    ========     ========    ========

 Net income (loss) per common share:
       Basic                                                                       $0.18       $0.07        $0.42      $(0.10)
                                                                                ========    ========     ========    ========

       Diluted                                                                     $0.17       $0.07        $0.39      $(0.10)
                                                                                ========    ========     ========    ========

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                   (unaudited)

                                                                                 Three-Months Ended          Six-Months Ended
                                                                                       June 30,                 June 30,
                                                                                --------------------     --------------------
                                                                                  1999        2000         1999        2000
                                                                                --------    --------     --------    --------
 Net income (loss)                                                                $2,691      $1,041       $5,598     $(1,511)

 Change in cumulative translation adjustment                                      (2,308)     (5,310)      (4,847)     (7,281)
                                                                                --------    --------     --------    --------

 Comprehensive net income (loss)                                                    $383     $(4,269)        $751     $(8,792)
                                                                                ========    ========     ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                   CHIREX INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 2000
                                   (unaudited)
                                 (in thousands)

                                                                                      Six-months ended
                                                                                          June 30,
                                                                        ----------------------------------------------
                                                                               1999                      2000
                                                                        --------------------      --------------------
Cash flows from operating activities:
         Net income (loss)                                                          $ 5,598                  $ (1,511)
         Adjustments to reconcile net income (loss) to cash provided from operating activities:
            Depreciation & amortization                                               7,716                     7,595
            Deferred tax provision                                                    4,032                        32
            Non-cash charges                                                          1,733                       200
            Changes in assets and liabilities:
                Receivables                                                          (2,188)                    9,933
                Inventories                                                           2,456                     1,399
                Other assets                                                           (327)                      194
                Accounts payable and accrued expenses                                (8,566)                    8,098
                Income taxes payable                                                 (1,499)                   (1,555)
                Deferred income                                                         847                    (2,958)
                                                                        --------------------      --------------------
         Net cash provided from operating activities                                  9,802                    21,427
                                                                        --------------------      --------------------

Cash flows used in investing activities:
         Capital expenditures                                                       (12,864)                  (15,292)
         Acquisition of business                                                     (5,871)                        -
                                                                        --------------------      --------------------
         Net cash used in investing activities                                      (18,735)                  (15,292)
                                                                        --------------------      --------------------

Cash flows provided from (used in) financing activities:
         Payments on revolving credit and term loan facilities, net                 (44,157)                   (4,635)
         Proceeds from sale and leaseback, net                                        2,082                         -
         Payments on capital-lease obligations                                         (389)                   (1,107)
         Proceeds from exercise of stock options
            and employee stock purchase plan                                            500                       861
         Issuance of common stock, net                                               51,129                         -
                                                                        --------------------      --------------------
         Net cash provided from (used in) financing activities                        9,165                    (4,881)
                                                                        --------------------      --------------------

Effect of exchange rate changes on cash                                                 (41)                     (593)
                                                                        --------------------      --------------------

Net increase in cash                                                                    191                       661
Cash at beginning of period                                                             128                     4,480

                                                                        --------------------      --------------------
Cash at end of period                                                                 $ 319                   $ 5,141
                                                                        ====================      ====================

Noncash Activities:
         Fair value of assets of acquired business                                  $ 7,161
         Liabilities assumed of acquired business                                    (1,290)
                                                                        --------------------
                Cash paid for acquired business                                     $ 5,871
                                                                        ====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  CHIREX INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Nature of Operations and Principles of Consolidation

Nature of Operations

  ChiRex Inc., The Drug Substance Company, is an integrated pharmaceutical outsourcing company that provides a comprehensive range of services to pharmaceutical and biopharmaceutical companies, primarily contract process research and development and contract manufacturing of active pharmaceutical ingredients. The Company operates through two operating divisions, the development division and the manufacturing division. The development division is engaged in every aspect of drug substance development including discovery, development and manufacture of material for clinical trials. The manufacturing division produces bulk active pharmaceutical ingredients. The range of services provided by the company include:

 . proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and unique proprietary building blocks that simplify the drug discovery process,

 . customer-sponsored innovative process research to solve pre-clinical and clinical process chemistry challenges such as route design, route development and demonstration and route optimization using either traditional process chemistry techniques or proprietary techniques,

 . scale-up and supply of clinical trial quantities of active pharmaceutical ingredients including validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production, and production of commercial-scale active ingredients for launch and later for sale in all markets globally.

  ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts; Malvern, Pennsylvania; Dudley, England; and Annan, Scotland.

Principles of Consolidation

  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended June 30, 2000 and 1999. The results of operations for the interim period are not necessarily indicative of the results of operations expected for the fiscal year.

2.  Net Income (Loss) per Common Share

  Basic income (loss) per common share for the second quarter ended June 30, 2000 and 1999 was computed by dividing the net income (loss) by the weighted average shares outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Using the Treasury Stock method, the Company calculates the potential dilution from stock options at the average market stock price during the period based on the assumption that all stock options are exercised whether vested or non-vested, and simultaneously the proceeds of exercise are used to acquire the Company's stock at the average market price during the period. Since the effect of the assumed exercise of stock options of 476 thousand shares in the first six months of 2000 are anti-dilutive, basic and diluted loss per common share as presented on the statement of operations are the same. In the second quarter of 1999 and 2000, 942 thousand and 451 thousand, respectively, of common stock equivalents related to share options are included in diluted shares outstanding. In the first six months of 1999, 812 thousand of common stock equivalents related to stock options are included in diluted shares outstanding.

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

4.  Segment Information

  The Company operates through two operating divisions, the development division and the manufacturing division. The Company's development division is engaged in every aspect of drug substance development including discovery, development and manufacture of material for clinical trials. The Company's manufacturing division produces bulk active pharmaceutical ingredients.

  The following table shows data for the Company by segment for the three months and six months ending June 30 (in thousands):

                                                         Three-Months Ended                      Six-Months Ended
                                                              June 30,                               June 30,
                                                     1999                2000               1999                2000
                                                --------------      --------------     --------------     ---------------

Revenues:
   Manufacturing division                              $28,957             $27,205            $58,881             $50,690
   Development division                                  7,667               5,497             11,923               8,121
                                                --------------      --------------     --------------     ---------------
         Total                                         $36,624             $32,702            $70,804             $58,811
                                                ==============      ==============     ==============     ===============

Operating income:
   Manufacturing division                              $10,866             $ 6,402            $19,674             $ 7,943
   Development division                                    437                 326                959                (410)
                                                --------------      --------------     --------------     ---------------
        Subtotal                                        11,303               6,728             20,633               7,533
   Management, sales & administration                   (2,288)             (2,413)            (3,562)             (4,588)
   Research & development                               (1,642)             (1,511)            (2,964)             (2,707)
   Non-recurring charges and other expenses             (1,733)                  -             (1,733)                  -
                                                --------------      --------------     --------------     ---------------
        Total                                          $ 5,640             $ 2,804            $12,374             $   238
                                                ==============      ==============     ==============     ===============

5.    Change in Depreciable Lives

  As a result of a review of the Company's fixed asset depreciable lives, the Company increased the useful life of certain equipment with a value of $54.8 million in 2000 from 7-10 years to 15 years. The change in depreciable lives principally relates to capital spent in 1998 and 1999. The equipment in question is permanent capital: vessels, filters, dryers, and the new process control system and process heat/cooling systems at Annan. The Company's has experience with equipment of this type that is currently in use for over 30 years and still running well. In addition, a 15-year life is more in line with industry practice of depreciating this type of equipment for 15-20 years.

  The decision to change depreciable life represents a change in estimate which will impact the financial statements on a prospective basis and which resulted in $0.7 million less depreciation expense in the current quarter than would have been recorded using the prior depreciable lives. The impact on the remaining fiscal 2000 quarters is expected to be approximately $0.7 million per quarter compared to 1999.

6.  Subsequent Event

  On July 24, 2000, the Company and Rhodia, one of the world's leading specialty chemicals companies, announced that they have entered into a definitive agreement under which Rhodia will acquire ChiRex. The ChiRex Board of Directors has unanimously recommended acceptance of the Rhodia offer. ChiRex shareholders will receive $31.25 per share in cash. The transaction is valued at approximately $510 million plus assumption of debt ($35.6 million net of cash at June 30, 2000), and will be accomplished through a cash tender offer in the United States, followed by a cash merger at the same price. Rhodia commenced the offer on August 4, 2000. The offer and the merger are conditioned, among other things, on a majority of ChiRex outstanding shares being tendered into the offer and clearance under the Hart-Scott-Rodino Act.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere herein.

Introduction

  ChiRex Inc., The Drug Substance Company, is an integrated pharmaceutical outsourcing company that provides a comprehensive range of services to pharmaceutical and biopharmaceutical companies, primarily contract process research and development and contract manufacturing of active pharmaceutical ingredients. The Company operates through two operating divisions, the development division and the manufacturing division. The development division is engaged in every aspect of drug substance development including discovery, development and manufacture of material for clinical trials. The manufacturing division produces bulk active pharmaceutical ingredients. The range of services provided by the company include:

 . proprietary process research to create and produce previously unaffordable chiral materials using the Company's patented process chemistry technologies, and unique proprietary building blocks that simplify the drug discovery process,

 . customer-sponsored innovative process research to solve pre-clinical and clinical process chemistry challenges such as route design, route development and demonstration and route optimization using either traditional process chemistry techniques or proprietary techniques,

 . scale-up and supply of clinical trial quantities of active pharmaceutical ingredients including validated process demonstration, analytical methods development, hazard evaluation, and pilot plant production, and production of commercial-scale active ingredients for launch and later for sale in all markets globally.

  ChiRex conducts its operations in four FDA cGMP facilities in Boston, Massachusetts; Malvern, Pennsylvania; Dudley, England; and Annan, Scotland.

  A significant portion of the Company's revenues and expenses are denominated in Great Britain pounds sterling, and to prepare the Company's financial statements such amounts are translated into US Dollars at average exchange rates in accordance with generally accepted accounting principles. The average exchange rate used to make this translation in the second quarter of 1999 and 2000 was $1.61 per (Pounds)1.00 and $1.53 per (Pounds)1.00, respectively. For the six months to June 30, 1999 and 2000 the average exchange rate used was $1.62 per (Pounds)1.00 and $1.56 per (Pounds)1.00, respectively. Period-to-period changes in exchange rates can affect the comparability of the Company's financial statements.

Results of Operations

Three-month period ended June 30, 2000 and 1999

  The table below sets forth the revenues by segment for the Company for the three months ended June 30, 1999 and 2000 (in thousands):

Revenue by Segment                 1999            %           2000              %
                                   ----            -           ----              -
Manufacturing division            $28,957         79.1%       $27,205           83.2%
Development division                7,667         20.9%         5,497           16.8%
                                  -------                     -------
Total                             $36,624                     $32,702
                                  =======                     =======

  Total revenues decreased $3.9 million to $32.7 million in the second quarter of 2000, from $36.6 million in the comparable period in 1999. Approximately $1.6 million of the decline is attributable to a decline in the British pound sterling exchange rate in 2000, which reduced US dollar denominated revenues. Manufacturing division revenues decreased $1.7 million to $27.2 million from $28.9 million in the comparable period in 1999 because of lower shipments to GlaxoWellcome reflecting the previously announced supply agreement shortfall, and the anticipated decline in shipments to Sanofi. This shortfall was mitigated to a degree by increased sales to Wrigley and Rohm & Haas as these customers increased their demand requirements. Development division revenues decreased $2.2 million to $5.5 million from $7.7 million in the comparable period in 1999. Process chemistry revenues from the Company's Dudley, Malvern and Boston facilities were 150% higher than last year. This is due to an increase in the number of development projects and the inclusion of the Malvern facility, acquired in May 1999, for the full quarter. This increase was more than offset by lower development division materials and validation revenues because last year's results included the completion of a significant validation campaign.

  Cost of goods sold increased $0.1 million to $24.0 million in the second quarter of 2000 from $23.9 million in 1999, and gross margin percentage decreased to 26.5% of total revenues in the second quarter of 2000 from 34.8% in 1999. This decline is due to the impact of lower sales volume and reduced capacity utilization in the manufacturing division and the additional investment in the development division to increase capacity.

  Selling, general and administrative expenses increased $0.6 million to $4.3 million in the second quarter of 2000 from $3.7 million last year. This increase is due primarily to expenses associated with the formation and expansion of the development division, increased business development efforts and the cost of company-wide information systems implemented in the third quarter of 1999.

  Research and development expenses decreased $0.1 million to $1.5 million in the second quarter of 2000 from $1.6 million in 1999. This decrease is due to research projects being customer sponsored versus Company sponsored.

  Amortization of goodwill increased marginally in the second quarter of 2000 from the comparable prior-year period as a result of the acquisition of the Cauldron Process Chemistry business in May 1999.

  Interest expense, net of interest income, was $0.9 million in the second quarter of 2000 compared to $1.3 million in the second quarter of 1999. This was due to lower borrowing levels and higher interest income generated from overnight investments of cash balances, partly offset by higher interest rates.

  Provision for income taxes was $0.5 million in the second quarter of 2000, an effective tax rate of 32.4%, compared to an effective tax rate of 33.3% in the comparable period in 1999.

  As a result of the factors described above, the Company reported net income of $1.0 million in the second quarter of 2000 compared to net income of $2.7 million for the comparable prior-year period.

Six-month period ended June 30, 2000 and 1999

  The table below sets forth the revenues by segment for the Company for the six months ended June 30, 1999 and 2000 (in thousands):

Revenue by Segment                  1999           %            2000             %
                                    ----           -            ----             -
Manufacturing division            $58,881         83.2%       $50,690           86.2%
Development division               11,923         16.8%         8,121           13.8%
                                  -------                     -------
Total                             $70,804                     $58,811
                                  =======                     =======

  Total revenues decreased $12.0 million to $58.8 million in the first half of 2000, from $70.8 million in the comparable period in 1999. Approximately $2.0 million of the decline is attributable to a decline in the British pound sterling exchange rate in 2000, which reduced US dollar denominated revenues. Manufacturing division revenues decreased $8.2 million to $50.7 million from $58.9 million in the comparable period in 1999 because of lower shipments to GlaxoWellcome reflecting the previously announced supply agreement shortfall, and the anticipated decline in shipments to Sanofi. Development division revenues decreased $3.8 million to $8.1 million from $11.9 million in the comparable period in 1999. Process chemistry revenues from the Company's Dudley, Malvern and Boston facilities were 91% higher than last year due to an increase in the number of development projects and the acquisition of the Cauldron Process Chemistry business in the second quarter of 1999 and the opening of the Boston facility in April 1999. This increase was more than offset by lower development division materials and validation revenues because last year's results included the completion of a significant validation campaign.

  Cost of goods sold increased $0.3 million to $47.0 million in the first six months of 2000 from $46.7 million in 1999, and gross margin percentage decreased to 20.1% of total revenues in the first six months of 2000 from 34.1% in 1999. This decline is due to the impact of lower sales volume and reduced capacity utilization in the manufacturing division and the additional investment in the development division to increase capacity.

  Selling, general and administrative expenses increased $1.8 million to $8.9 million in the first six months of 2000 from $7.1 million last year. This increase is due primarily to expenses associated with the formation and expansion of the development division, increased business development efforts and the cost of company-wide information systems implemented in the third quarter of 1999.

  Research and development expenses decreased $0.2 million to $2.7 million in the first six months of 2000 from $2.9 million in 1999. This decrease is due to research projects being customer sponsored versus Company sponsored.

  Amortization of goodwill increased $0.1 million to $0.7 million in the first six months of 2000 from $0.6 million in the comparable prior-year period as a result of the acquisition of the Cauldron Process Chemistry business in May 1999.

  Interest expense, net of interest income decreased $1.5 million to $1.8 million in the first six months of 2000 compared to $3.3 million in 1999. This was due to lower borrowing levels as proceeds from the stock offering in March 1999 were utilized to reduce borrowings, and higher interest income generated from overnight investments of cash balances.

  Income tax was a benefit of $0.9 million in the first six months of 2000, an effective tax rate of 36.0%, compared to an effective tax rate of 33.8% in the comparable period in 1999.

  As a result of the factors described above, the Company reported a net loss of $1.5 million in the first six months of 2000 compared to net income of $5.6 million for the comparable prior-year period.

Acquisition of Cauldron Process Chemistry Business

  In May 1999, the Company purchased the Cauldron Process Chemistry business in Malvern, Pennsylvania, a leader in the provision of rapid-response process research and development for the pharmaceutical industry. The Cauldron business significantly expands the Company's process research and development capabilities in the United States, adds to its customer base and provides a critically important customer service. The Company paid approximately $6.9 million in cash including transaction costs. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities acquired are included in the consolidated balance sheet as of June 30, 2000 and the results of operations and cash flows from the date of acquisition. The Company recorded goodwill of approximately $5.3 million associated with the acquisition, which is being amortized on a straight-line basis over 15 years.

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

  Cash provided from operating activities was $21.4 million in the six months ended June 30, 2000, compared to $9.8 million in the comparable period in 1999 as decreased profitability was more than offset by cash generated from a reduction in working capital.

  Net cash used in investing activities in the first six months of 2000 was $15.3 million, compared to $18.7 million in same period of 1999. Capital spending in 2000 consists of expenditures to complete the expansion of the Boston facility and building of the pilot plant at Annan in the development division, plant maintenance at both the Annan and Dudley manufacturing division sites, and spending to accommodate new product introductions. Investing cash flows in 1999 included $5.9 million for the purchase of Cauldron Process Chemistry in May 1999.

  Net cash used in financing activities for the first six months of 2000 of $4.9 million is comprised of the scheduled repayment of $4.6 million of borrowings outstanding under the Company's term-loan facility, payments of $1.1 million on capital lease obligations, offset by $0.8 million of net proceeds from exercise of stock options and employee stock purchase plan.

  The Company expects to satisfy its cash requirements, including the requirements of its subsidiaries, through internally generated cash and borrowings. As of June 30, 2000 the Company had approximately $5.1 million in cash and cash equivalents and $37.8 million ((Pounds)25.0 million) of availability under its revolving-credit facility.

Year 2000 Disclosure

  The Company has dedicated internal resources to identify and resolve "Year 2000" compliance issues with respect to computer systems and applications utilized by the Company. The Company has also engaged external resources, including hiring an independent consulting firm, and has purchased necessary computer software upgrades to become year 2000 compliant. The Company developed and performed comprehensive testing procedures once necessary software and equipment had been installed to validate year 2000 compliance. The Company implemented a year 2000 compliant management information system at all locations in 1999. The Company has spent approximately $7.1 million on systems and equipment, which are year 2000 compliant and will account for these costs in accordance with current accounting guidance.

  The Company believes that the systems at two of the three production facilities at Annan are year 2000 compliant. The Company has spent approximately $1.7 million in 2000 upgrading the third production facility's computer systems and applications and will account for these costs in accordance with current accounting guidance.

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

  Financial results of the Company could be adversely or beneficially affected by fluctuations in foreign exchange rates. Fluctuations in the value of foreign currencies will affect the U. S. dollar value of the Company's net investment in its foreign subsidiaries, with related effects included in a separate component of stockholders' equity titled cumulative translation adjustment. In 2000, the cumulative translation adjustment declined $7.3 million due to the reduction in the Great Britain pounds sterling exchange rate to $1.51 to (Pounds)1.00 at June 30, 2000 from $1.62 to (Pounds)1.00 at December 31, 1999. Operating results of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates and balance sheet amounts are translated at period-end exchange rates. In addition, the U.S. dollar value of transactions based in foreign currency also fluctuates with exchange rates. The Company expects that the largest foreign currency exposure will result from activity in Great Britain Pounds Sterling, Euros, and U.S. Dollars.

PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings
           -----------------

           -NONE-

ITEM 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Form 8-A/A filed July 26, 2000
           Amendment No. 1 to Rights Agreement dated July 23, 2000

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------

           -NONE-

ITEM 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           On April 18, 2000, the Company held its Annual Meeting of Stockholders at 300 Atlantic Street, Stamford, Connecticut. The matters voted on are described below:

           1.       The election of Michael A. Griffith as a Class I Director:

                    For Nominee                           Against Nominee                                   Withheld
                    -----------                           ---------------                                   --------
                    13,520,751                                None                                           49,975

           2.       The election of W. Dieter Zander as a Class I Director:

                    For Nominee                           Against Nominee                                   Withheld
                    -----------                           ---------------                                   --------
                    13,512,530                                None                                           58,196

           3.       The election of David K. Stevenson as a Class III Director:

                    For Nominee                           Against Nominee                                   Withheld
                    -----------                           ---------------                                   --------
                    13,521,660                                None                                           49,066

                    The terms of office of Directors Dirk Detert, Ph.D. and Eric N. Jacobsen, Ph.D. continued after the Annual Meeting.

           4.       Ratification of Arthur Andersen LLP as independent auditors of the Company for fiscal 2000:

                    For Nominee                           Against Nominee                                   Withheld
                    -----------                           ---------------                                   --------
                    13,546,820                                9,680                                         141,916

ITEM 5.    Other Information
           -----------------

           -NONE-

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Form 8-K filed July 26, 2000

           Announcement of Agreement and Plan of Merger dated July 24, 2000, Ammendment No. 1 to Rights Agreement date July 23, 2000 and Press Release dated July 24, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHIREX INC.



Date:  August 10, 2000         By:   /s/  Jon E. Tropsa
                                    ----------------------------------------

                                          Jon E. Tropsa
                                          Vice President, Finance

EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

      27                            Financial Data Schedule.